Form 10-K/A
period 1993-12-31
BIRD CORP
filed 1995-02-23
CIK 12245

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                FORM 10-K/A-2
(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1993

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -------------------

Commission File Number    0-828
                          -----

                               BIRD CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                     04-3082903
- ----------------------------------          -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

980 Washington Street,  Dedham, MA                           02026
- ----------------------------------          -----------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (617) 461-1414

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                   Name of each exchange
       -------------------                    on which registered
                                             ---------------------
              NONE                                    NONE

- --------------------------------------------------------------------------------
         Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1 per share
- --------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                 ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ---

The aggregate market value of common stock, par value $1 per share, held by non-affiliates as of March 1, 1994 was $33,134,000. As of March 1, 1994 there were 4,118,441 shares of Bird Corporation common stock, par value $1 per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1993 Annual Meeting of Stockholders to be filed with the Commission by April 30, 1994 are incorporated by reference into Parts I and III of this report.

                                    PART I



ITEM 1.   DESCRIPTION OF BUSINESS

Bird Corporation's current manufacturing operations comprise two primary business units: (i) roofing manufacturing and marketing and (ii) vinyl siding and window profile manufacturing and marketing and vinyl window fabrication and marketing. In addition to the manufacturing operations Bird Corporation also has a business segment known as the Environmental Group. Products currently manufactured at Bird Corporation's facilities include asphalt shingles, roll roofing, vinyl siding, vinyl window profiles and windows and other exterior building products for commercial and residential use. These products are marketed directly and through independent wholesalers, including wholesalers whose primary customers are roofing and vinyl siding contractors. All references herein to the "Company" or "Bird" refer to Bird Corporation and its subsidiaries unless otherwise indicated by the context.

The Company sells approximately 75% of its vinyl siding products to short line specialty distributors serving both re-siding and new construction markets. About 19% of its vinyl siding products are sold to home centers and lumber yards, and about 6% to the manufactured housing market.

The Environmental Group's business designs, markets, operates, and services on-site and off-site environmental waste treatment, recovery, and pre-treatment systems, with a focus on the petrochemical industry. In July 1993 the Company sold a portion of the business of the Environmental Group to Browning-Ferris Industries, Inc., and in late 1993 the Company made a decision to close all other aspects of its environmental business with the exception of a developmental stage fixed site petrochemical waste processing facility in San Leon, Texas (the "San Leon Facility"), which is scheduled to commence commercial operations in early 1994. The San Leon Facility provides off-site processing capabilities for numerous classifications of refinery waste that are not economically treatable at the point of origin. The process at the San Leon Facility is designed to recover commercial grade fuel oil and hazardous waste derived fuels for cement kiln operations and to reduce the volume of residual waste material for incineration.


GENERAL DEVELOPMENT OF BUSINESS

There were a number of significant developments in the business of the Company during 1993, including the following:

         _ In November 1993 the Company announced that it was in technical violation of certain loan covenants under its $50,000,000 Revolving Credit Agreement with its banks (the "Revolving Credit Agreement"), and that the loan had accordingly been classified as a current liability as of the September 30, 1993 balance sheet of the Company. The

                 Company also announced that because of the defaults under the Revolving Credit Agreement, it was suspending payment of dividends on all classes of its stock after the payments made in November. In March 1994 the Company successfully completed a refinancing with its banks, as a result of which the Revolving Credit Agreement was amended to permit borrowings up to $65,000,000 until January 31, 1996. As a result of the refinancing, the loan is reclassified as long term as of December 31, 1993. A description of the principal provisions of the Revolving Credit Agreement appears in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("Management's Discussions and Analysis"), of this Form 10-K, and in Note 3 of the Notes to Consolidated Financial Statements filed herewith.

         _ In December 1993, the Company decided to withdraw from the "on-site" environmental remediation business of its Environmental Group. As a result of this decision, the Company's only remaining environmental business will be focused on the San Leon Facility which is scheduled to begin commercial operations in early 1994. See Management's Discussion and Analysis and Note 9 and Note 13 of the Notes to Consolidated Financial Statements filed herewith. Certain litigation involving the San Leon Facility, which the Company believes will not affect the operations or profitability of the Facility, is described in Item 3, "Legal Proceedings", below.

         _ In 1993, Kensington Partners ("Kensington"), a partnership in which Bird then had a 50% joint venture interest with an unrelated company to manufacture vinyl replacement windows, became overextended, and as a result Kensington violated certain covenants in a loan agreement with its financing bank. The Company is a guarantor of the Kensington loan. After negotiations with its partner, Bird agreed to make an additional cash investment in Kensington and to provide cash collateral to the lending bank in return for a temporary increase in ownership to 90% as well as other significant changes in its contractual arrangement with its partner. For further information, see Note 10 of the Notes to Consolidated Financial Statements filed herewith.

         _ The Company was notified by the local supplier of asphalt saturants and coatings used in the manufacture of roofing products of its intent to discontinue the production of asphalt in early 1994. As a result, the Company, after investigating a number of alternatives to insure a continuous supply of this raw material on an economical basis, has decided to make a significant capital expenditure to build an asphalt oxidizing plant at its Norwood, Massachusetts facility for this purpose. See Management's Discussion and Analysis.

PRINCIPAL PRODUCTS

Asphalt roofing products are manufactured at the Company's facilities in Norwood, Massachusetts. Asphalt shingles and roll roofing are produced by coating a fiberglass mat with a mixture of hot asphalt and crushed rock filler and covering the coated mat with rhyolite granules. Its facilities include a roofing manufacturing facility, a granule plant, a rhyolite quarry, and a private landfill for the Company's use. In addition, the Company is in the process of constructing an oxidizer to ensure a continuous supply of processed asphalt.

In 1993, net sales of the components of the Housing Group as a percentage of consolidated net sales of the Company was as follows: sales of asphalt roofing products, 23% in 1993, 24% in 1992, and 31% in 1991; sales of vinyl products, 20% in 1993, 23% in 1992, and 29% in 1991; and sales of building materials distribution centers (including roofing and vinyl products manufactured by the Company), 57% in 1993, 53% in 1992, and 40% in 1991.

Vinyl products are produced at the Company's plant in Bardstown, Kentucky by the process of high pressure extrusion of polychloride vinyl resin through dies. Vinyl siding products are sold through wholesale distributors, including several captive wholesale distribution outlets owned by the Company in Texas, Louisiana, and Kentucky. Commodity products are generally purchased by home centers, new construction and installer-type contractors, whereas the higher-end products are generally sold to professional siding and remodeling contractors. The Company would have to introduce several commodity-type siding products in order to penetrate the home center and new construction markets, and thereby increase its volume. Vinyl window profiles are primarily produced to supply Kensington, Bird's joint venture company in the replacement window fabrication business. Kensington is a major supplier of custom fabricated vinyl windows to installers of replacement windows.

The Housing Group's distribution business is comprised of Southwest Roofing Supply, Inc., a wholesale building materials distributor based in Arizona; Atlantic Building Products Corporation, a wholesale building materials distributor with outlets in Vermont, Massachusetts and Connecticut; Southland Building Products, Inc., a distributor with outlets in Texas and Louisiana; New York Building Products, Inc. with outlets on Long Island; and GLACO, Inc., a distributor located in Kentucky. These distributors sell building material products, including both those manufactured by Bird and products purchased from other manufacturers, to wholesalers and applicators primarily for use in the residential building market and designed to focus on roofing and vinyl siding contractors. Over the last few years, the Company has grown the distribution business of the Housing Group primarily through a series of acquisitions of small distribution centers. None of these acquisitions were material to the financial condition of the Company in the year of the acquisition. The principal geographic markets for the Company's manufactured roofing products, due to limitations imposed by freight costs, are the Northeastern states. The Company's vinyl products are sold principally in states east of the Rocky Mountains.

The building materials business is seasonal to the extent that outside repair and remodeling and new construction decline during the winter months. To reduce the impact of this seasonal factor, the Company generally employs what it believes to be an industry-wide practice of "winter dating", pursuant to which extended or discounted payment terms are offered to credit-worthy customers who order and accept delivery of roofing and vinyl products during specified periods of time in the slow season.


RAW MATERIALS

The principal raw materials used in the manufacture of asphalt roofing products are fiberglass mat, asphalt saturants and coatings and crushed rhyolite granules. The Company's requirements for fiberglass mat are met primarily under a Glass Mat Supply Agreement with one vendor which expires on December 31, 1995. Fiberglass mat is also generally available in adequate quantities from a number of outside suppliers. Asphalt saturants and coatings were, until recently, purchased from a major oil refinery. These materials are also available from other sources at a higher delivered cost. Since the refinery's discontinuation of its production of asphalt in April 1994, the Company has been relying on a number of alternative sources for this raw material. Upon completion of construction of its asphalt oxidizer, which is anticipated to occur in the first quarter of 1995, the Company will be able to process asphalt at its roofing facility, thereby reducing its costs and decreasing the potential for temporary interruptions in its manufacturing operations. The Company believes that it can produce all of its current granule requirements at its quarry in Massachusetts.

The principal raw material used in the manufacture of vinyl products is polyvinyl chloride resin, a petroleum derivative. This resin is purchased primarily from two suppliers and is available in sufficient quantities from several outside sources. Raw materials and packaging costs increased substantially during 1994, including an increase in the cost of polyvinyl chloride resin due to heightened domestic and export demand. Further increases are projected for 1995, but to a lesser degree than in 1994. The Company believes that, as compared to industry leaders, it is disadvantaged on a cost basis by as much as 4% to 5% with respect to raw materials such as polyvinyl chloride resin due to the fact that it is unable to take advantage of volume discounts to which raw materials used to manufacture vinyl siding are often subject. The Company believes that the raw materials requirements of the Company's larger competitors in this industry are five to six times that of the Company. The Company believes that it has been able to compensate substantially for its raw materials cost disadvantages through well-managed SG&A costs and by passing along the bulk of such increased raw materials costs to the Company's customers.


BACKLOG

Order backlog is not a meaningful measure of the Company's building materials business because there are fewer sales during the last quarter of the fiscal year and the order-to-shipment cycle is relatively short. Additionally, it is very rare, at any time, to require more than 30 days from the receipt of a product order to delivery of the product.


COMPETITION

The building materials business is, to a large degree, a commodities-type business and is highly competitive with respect to price as well in other aspects, such as delivery terms and consistent product quality. Many of the Company's competitors are larger and financially stronger than the Company, but none is dominant in any of its markets.

The strengths of its vinyl business arise, in part, from the unique marketing programs the Company directs toward its indirect customer base, professional siding and remodeling contractors, combined with an industry-wide reputation of providing quality products with a high level of service. The Company's comprehensive contractor marketing program is designed to support the position of the Company's contractors in the industry. Such marketing program includes a special system for in-home sales promotions and an exclusive Household International homeowner financing program. Pursuant to its exclusive certification program, the Company also certifies contractors who have recorded five (5) successful years in business, who provide the Company with names of customers for quality checks, sign a letter of ethics, have a good credit history, warrant their workmanship for two (2) years, attend annual training meetings and supply Bird siding on at least 85% of the jobs they install. Contractors must pay a fee to be certified and must be recertified annually. Certified contractors are supplied with a wide array of marketing materials, including customized sample cases, special mailers and custom job site signs.


INTELLECTUAL PROPERTY

The Company owns a number of trademarks, as well as significant technology and know-how, which it utilizes in connection with its building materials business. The Company believes that its trademarks are strong and well recognized in the industry.

The Company is not aware of any significant proprietary technology in the vinyl siding industry. However, within the last two years, several leading vinyl products manufacturers have upgraded their extrusion equipment, thereby increasing the efficiency and relative productivity of such equipment. Due to its financial constraints during such period, the Company has not kept pace with the conversion to higher speed machines. Given adequate financial resources, the Company could be competitive from a manufacturing standpoint. Notwithstanding its failure to upgrade its equipment to date, the Company believes that it has been able to compensate substantially for any productivity deficiencies through high standard and premium product sales.

Environmental Products and Services

The Company markets the products and services of its environmental business primarily in the Gulf Coast of the United States, focusing solely on petrochemical waste streams requiring special processing. Processing is performed at the San Leon Facility.

Financial and Related Information about Industry Segments

While the Company formerly operated in two major business segments, its housing segment and its environmental segment, the Company no longer operates its environmental segment. For financial information regarding the industry segments in which the Company previously operated, see the Company's consolidated financial statements for 1993 filed herewith.

Compliance with Certain Environmental Laws

The Company has expended and expects to continue to expend funds to comply with federal, sate and local provisions and orders which relate to the environment. Based on the information available to the Company at this time, the Company believes that the effect of compliance with these provisions on the capital expenditures, earnings and competitive position of the Company is not material. Litigation and other proceedings involving environmental matters are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ENVIRONMENTAL GROUP

During 1993, the business of the Environmental Group consisted of providing recycling, remediation, and beneficial re-use services for applications as diverse as food processing waste streams, oily waste recovery, and the treatment of municipal wastes. Generally, these services are designed to recover valuable constituents, remove wastes, and reduce the volume of materials which must be disposed of by other means. The Environmental Group accepts operational responsibility either as a prime contractor or a subcontractor to the waste generator.

In 1993, the Company went through a number of transitional events in an attempt to make the Environmental Group profitable. First, the Company re-focused its efforts in the environmental business by making the decision to sell its municipal sludge disposal business to Browning-Ferris Industries, Inc. in July. In December 1993, the Company decided to withdraw entirely from the on-site environmental remediation business, which focused on providing services at waste generators' facilities. The Company is in the process of closing the on-site remediation business.

The remaining business of the Environmental Group consists of the recycling of oily sludges at its fixed site facility in San Leon, Texas. This new facility, in which Bird has a $16,000,000 investment, provides off-site processing capabilities for numerous classifications of refinery waste that are not economically treatable at the point of origin. The process at the facility is designed to recover commercial grade fuel oil and hazardous waste derived fuels for cement kiln operations and to reduce the volume of residual waste material for incineration and is currently in its testing and debugging stage. It is presently anticipated that the San Leon Facility can commence commercial operations in early 1994 under an interim Part A permit. This permit allows the facility to be commercially operated as designed albeit with limited operation pending the issuance of its permanent Part B permit.

The Company's limited capital as a result of its 1993 losses and certain covenants of the new Revolving Credit Agreement may prevent the Company from making necessary additional capital improvements to this facility. Therefore, to bring this business to fruition, the Company may need to sell all or part of this facility to a strategic partner in the hazardous waste industry. Results of the debugging process will determine how much additional capital is required and the direction the Company will need to take. All permitting requirements are complete and the Part B permit is currently subject to a required public notice period to allow for any possible objections. If no objections are filed the permit should be issued in April 1994.


RAW MATERIALS

The fixed site facility is designed to recycle and dispose of a variety of petrochemical hazardous wastes. In that capacity the plant receives wastes from generators and processes them to allow for safe disposal. The process relies primarily on public utilities and does not require raw materials.


MARKETS AND DISTRIBUTION

The Company markets the products and services of its environmental segment primarily in the Gulf Coast of the United States and revised its marketing strategy to focus on petrochemical waste streams requiring special processing.


BACKLOG

The Company's fixed site petroleum waste recycling center is scheduled to open in early 1994. Therefore, there was no backlog at year end. It is anticipated that the facility will be at full capacity by end of 1994. Environmental regulations require immediate processing of waste material, so a large backlog would hardly ever exist.


COMPETITION

The desorber technology which will be operated by the Company's San Leon facility is patented by and licensed from one of the facility's minority partners. The Company believes there is no direct equivalent to this process; however, there are alternative treatment technologies which customers, for a variety of reasons, may continue to consider for the disposal or recycling of their wastes.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Financial information about the industrial segments in which the Company operates, for the three years ended December 31, 1993, appear in Note 13 of the Notes to Consolidated Financials which is incorporated herein by reference thereto.


ENVIRONMENT

The Company has expended and expects to continue to expend funds to comply with federal, sate and local provisions and orders which relate to the environment. Based on the information available to the Company at this time, the Company believes that the effect of compliance with these provisions on the capital expenditures, earnings and competitive position of the Company is not material. Litigation and other proceedings involving environmental matters are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."


EMPLOYEES

At December 31, 1993, the Company employed 889 people.



ITEM 2.   PROPERTIES

The Company's executive offices are located in Dedham, Massachusetts and are leased. The Company believes that its plant and facilities, as described below, are suitable and adequate for its current and anticipated business. Operating capacity can be increased by additional man hours, changing product mix, and/or minimal capital investment should the need arise. All facilities are well maintained, in sound operating condition, and in regular use.

Roofing Manufacturing Facility

The Company owns its asphalt roofing manufacturing facility in Norwood, Massachusetts. The Norwood plant includes the manufacturing facility, a granule plant, a rhyolite quarry and a Company-owned landfill for the Company's use. The Company formerly leased its roofing machine and purchased such equipment from the former lessor in November 1994. The Company also leases an industrial laminator and certain other equipment which were fabricated for use in its roofing plant. The laminator lease expires in 1998. As mentioned above, the Company is in the process of constructing an asphalt oxidizer plant expansion at the Norwood premises to ensure a continuous supply of asphalt.
The Company also leases storage and terminal facilities in Providence, Rhode Island.

Vinyl Siding and Window Manufacturing Facilities

The Company owns its vinyl product plant in Bardstown, Kentucky. Such plant was constructed in 1967 with the proceeds of an industrial revenue bond issue. Kensington leases its manufacturing facility in Leechburg, Pennsylvania.

BEGCI's Environmental Business.

The Company's on-site environmental remediation business will close its leased offices located in Houston, Texas and Trumbull, Connecticut in mid-1994 when the Company completes the disposal of the on-site environmental business. The San Leon Facility is owned by BEGCI.



ITEM 3.   LEGAL PROCEEDINGS

The Company monitors its compliance with environmental regulations on an ongoing basis. Periodically (at least twice a year), the Company's general counsel receives environmental site assessments from the operating managers responsible for site environmental compliance. Appropriate action is undertaken where needed. In addition, when environmental claims are asserted against the Company, the claims are evaluated by the Company's general counsel and operating management in conjunction with external legal counsel and environmental engineers as necessary, and action is taken with respect to all known sites, as appropriate. The Company is currently engaged in proceedings relating to or has received notice of the following environmental matters:

In March 1994, the Company received a notice of violation from the Texas Natural Resource Conservation Commission ("TNRCC"). The notice alleged that the Company was not in compliance with regulations of the TNRCC relating to labeling, permitting, storage and disposal of certain hazardous waste. The notice proposed certain corrective action on the part of the Company as well as payment of certain unqualified administrative penalties. The Company is aware of former uses at the site which may have resulted in the release of oil and/or hazardous substances and materials, and which may become the subject of corrective actions required by law. The Company has met with the TNRCC to assess the nature and extent of any corrective action which may be required with respect thereto, and to ascertain whether any penalties would be asserted. There has been no subsequent communication from the TNRCC, however. Based on management's preliminary estimate, the penalties, if any, would be immaterial. Accordingly, no amounts have been accrued for this matter at December 31, 1993.

On March 15, 1994 the Company received a draft of an Administrative Consent Order and Notice of Noncompliance from the Massachusetts Department of Environmental Protection ("DEP") concerning operations at its Norwood, Massachusetts manufacturing facility and associated rock granule processing facility. The draft alleges that the Company was not in compliance with regulations of the DEP relating to air emissions, granule plant operation, and labeling, handling and storage of certain hazardous waste. The draft proposes certain corrective action on the part of the Company as well as payment of civil administrative penalties. On June 10, 1994, the Company's roofing division entered into an administrative consent order and notice of noncompliance with respect to the alleged violations. The consent order requires the Company to undertake certain modifications and corrective actions with respect to certain hazardous waste handling and storage facilities at the Norwood facility, to conduct an environmental audit of its operations at such facility and to undertake various modifications of air pollution control equipment. In addition, the Company is required to pay an administrative penalty of $30,000. The Company estimates that the cost of corrective action to be taken by it in accordance with the consent order will be approximately $100,000.

On March 25, 1994, the Company received a notice from the United States Environmental Protection Agency (the "EPA") regarding a site inspection prioritization report prepared by DEP. The notice alleges a potential release of hazardous substances into the environment at the Company's former mill site in East Walpole, Massachusetts. The EPA has reserved the right to conduct further site tests on the location. In the opinion of management and based on management's understanding that the alleged releases are in de minimis quantities, this matter should not have a material adverse affect on the Company's financial position or on the results of its operations.

Site assessments performed for the Company by its environmental consultants GZA GeoEnvironmental, Inc. in connection with the construction of the new asphalt oxidizer at the Norwood roofing facility indicated the presence of reportable quantities of hazardous or toxic material, most of which has since been removed. The Company must complete certain additional remedial activities described in the new MCP on or before August 2, 1996. In the opinion of management, any costs associated with these additional remedial activities will not have a material effect on the results of operations or financial condition of the Company.

In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1,000,000 to $2,000,000 payable over a period of 3 to 15 years (depending upon the duration of remediation efforts). The Company has provided a reserve of approximately $920,000 at December 31, 1993 to offset its estimate of the proportionate share (i.e., 16.5%) of the ultimate cost of cleanup. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83.5% of the aggregate cost of remediation of this site.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to approximately $200,000 for its estimated share of the ultimate cost of clean-up for claims (without taking into account any potential indemnification or recovery from third parties).

The Company's roofing facility at Norwood, Massachusetts is one of 4,000 sites on the DEP list. The site was inspected by the DEP in the early 1980s when capital improvements were being made to the roofing plant. At that time, the DEP requested that the Company perform certain remediation measures. The Company complied with such request. The environmental condition of the site was studied in 1985 by an independent engineering firm. The assessment was prompted by the request of a potential lender which planned to take a mortgage on the property to collateralize a line of credit to the Company. Upon review of the study, the lender extended credit to the Company secured by a mortgage on the site. The DEP significantly revised the regulations that govern the reporting, assessment and remediation of hazardous waste sites in Massachusetts. The new Massachusetts Contingency Plan ("MCP") however, does not alter the ultimate liability for any remediation that may be necessary at the Norwood facility. Under the new MCP, the roofing facility is again listed on the August 1993 "Transition List of Confirmed Disposal Sites and Locations to be Investigated."

Since 1981 Bird has been named as a defendant in approximately 450 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos in products manufactured and sold by Bird. Approximately 140 of these cases are currently pending and costs of approximately $1.4 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. In light of nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material effect on the results of operations or financial condition of the Company.

In January 1994, the minority shareholders of the Company's Bird Environmental Gulf Coast, Inc. ("BEGCI") subsidiary, a company formed to build and operate the San Leon Facility, a fixed site oily waste treatment facility, sued the Company for breach of contract, fraud and other unlawful conduct. The Company has counter-sued the plaintiffs and a company owned by one of the plaintiffs that acted as a sub-contractor for BEGCI. It is the Company's opinion that the suit should not affect the operation or profitability of the facility and that it is mutually beneficial for the suit to be settled.

The Company is also exposed to a number of other asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of such claims will not have a material adverse affect on the Company's financial position or results of operations.

The Company is a defendant in a number of suits alleging product defects, the outcome of which management believes will not in the aggregate have a material impact on the Company's financial condition.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1993.



EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Company as of March 1, 1994, the date from which they have served as officers and their present positions with the Company are as follows:


Joseph D. Vecchiolla     38     January 1994        President, Chief
                                                      Executive Officer
                                                      and Chief Financial
                                                      Officer


Frank S. Anthony         47     May 1984            Vice President,
                                                      General Counsel and
                                                      Corporate Secretary

William C. Kinsey        59     January 1985        Vice President and
                                                      President Vinyl
                                                      Group


William A. Krivsky       64     December 1986       Executive Vice
                                                      President and
                                                      President Bird
                                                      Environmental
                                                      Technologies, Inc.


Richard C. Maloof        48     January 1985        Vice President and
                                                      President Roofing
                                                      and Distribution
                                                      Groups


Joseph M. Grigelevich    50     December 1988       Treasurer


Mr. Vecchiolla joined the Company in June 1993 as Vice President and Chief Financial Officer. He was elected President, COO and CFO in November 1993 and was given the additional responsibility of Acting CEO in December 1993 and was elected to the Board of Directors. In January 1994, Mr. Vecchiolla was given the full responsibility of CEO in addition to his other offices. Prior to his association with Bird, Mr. Vecchiolla was Vice President and Chief Financial Officer of Horizon Cellular Telephone Company (1991-1993). Prior to that Mr. Vecchiolla held the position of Executive Vice President of Educational Publishing Corporation (1987-1991). Mr. Anthony is an attorney and served in the law department of Westinghouse Electric Corporation (1976-1983). Mr. Kinsey has served in executive capacities with the Company since 1982 and prior to joining the Company held various management positions with CertainTeed Corporation. Mr. Krivsky was President of Velcro Industries, N.V. (1982-1986). Mr. Maloof and Mr. Grigelevich have served in their current management capacities with the Company for more than five years.

These officers are appointed annually at an organizational meeting of the Board of Directors immediately following the annual meeting of stockholders. There are no family relationships among any of the officers of the Company nor are any of the officers related to any member of the Board of Directors.

The Company had an employment agreement with Mr. Haufler, the former CEO. The Employment Agreement was terminated on January 25, 1994. In December 1993, the Company entered into an employment contract and a severance agreement with Mr. Vecchiolla. The Company has also entered into agreements with several of its other executive officers which become operative in the event of termination of employment after a change in control of the Company or a change in the individual's responsibilities following a change in control. These agreements are described in the Company's definitive proxy statement for its 1994 Annual Meeting which is to be filed with the Commission by April 30, 1994 and is incorporated herein by reference.

                                   PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS



COMMON STOCK INFORMATION

The Company had 2,245 common shareholders of record at December 31, 1993.

The common stock is quoted in the National Market System under the NASDAQ symbol BIRD. The range of high and low prices for the common stock as reported by NASDAQ for the periods indicated is set forth below.

                           1993                             1992
                           ----                             ----

  QUARTER           HIGH         LOW                   HIGH         LOW
  -------           ----         ---                   ----         ---
  FIRST             14 1/4      11 3/4                18 3/4         14 1/4
  SECOND            13 1/2      11 1/2                18             12
  THIRD             13 1/4      11 1/2                14             11 1/4
  FOURTH            13 1/2       6 1/2                13 1/2         11


The terms of the Company's amended Revolving Credit Agreement with its lending banks limits the declaration and payment of cash dividends on 5 percent cumulative preferred stock to $350,000 per year, and on $1.85 cumulative convertible preference stock to $1,550,000 per year. Dividends can be paid in each case only if the Company meets certain levels of interest coverage.

The Company paid a cash dividend of 5 cents per common share in each quarter during 1992 and 1993. At the end of 1993 the Company suspended dividends on all classes of stock until further notice.

ITEM 6. SELECTED FINANCIAL DATA


The following tables set forth certain financial data and are qualified in their entirety by the more detailed Consolidated Financial Statements and information included elsewhere herein:

Selected Consolidated Statement of Operations Data

                                                                    YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------
                                                    1993         1992         1991         1990       1989
                                                  --------     --------     --------     --------   --------
                                                       (Thousands of dollars, except per share amounts)
Net sales                                         $187,745     $164,202     $137,059     $128,997   $122,013
                                                  --------     --------     --------     --------   --------
Costs and expenses:
     Cost of sales                                 151,664      128,371      107,226       99,811     95,450
     Selling, general and
       administrative expenses                      32,716       27,811       23,023       21,588     20,506
     Interest expense                                2,472        1,506        1,026          414      1,562
     Discontinued business activities (income)         268          178          189         (681)    (6,478)
     Other (income) expense                          5,903         (197)        (331)        (547)    (1,323)
                                                  --------     --------     --------     --------   --------
Earnings (loss) from continuing operations
  before income taxes                               (5,278)       6,533        5,926        8,412     12,296
Provision (benefit) for income taxes                  (637)         869          498          614      1,063
                                                  --------     --------     --------     --------   --------
Earnings (loss) from continuing operations          (4,641)       5,664        5,428        7,798     11,233
                                                  --------     --------     --------     --------   --------
Discontinued operations:
  Gain (loss) from operations of discontinued
     businesses, net of taxes                      (15,414)      (2,573)        (249)      (1,073)    (1,347)
  Gain (loss) on disposal of businesses            (11,000)           0            0            0      9,806
                                                  --------     --------     --------     --------   --------
Net gain (loss) from discontinued operations       (26,414)      (2,573)        (249)      (1,073)     8,459

Cumulative effect of accounting change               2,733            0            0            0          0
                                                  --------     --------     --------     --------   --------
Net earnings (loss)                               ($28,322)      $3,091       $5,179       $6,725    $19,692
                                                  ========     ========     ========     ========   ========


                                                                  YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                    1993         1992         1991         1990       1989
                                                  --------     --------     --------     --------   --------
                                                       (Thousands of dollars, except per share amounts)
Primary earnings (loss) per common share:
Continuing operations                               ($1.51)       $1.00        $1.01        $1.73      $2.43
Discontinued operations                              (6.45)       (0.62)       (0.06)       (0.30)      2.12
Cumulative effect of accounting change                0.67         0.00         0.00         0.00       0.00
                                                  --------     --------     --------     --------   --------
Net earnings (loss)                                 ($7.29)       $0.38        $0.95        $1.43      $4.55
                                                  ========     ========     ========     ========   ========

Fully diluted earnings (loss) per common share:
  Continuing operations                             ($1.51)       $1.00        $1.01        $1.73      $2.08
  Discontinued operations                            (6.45)       (0.62)       (0.06)       (0.30)      2.08
  Cumulative effect of accounting change              0.67         0.00         0.00         0.00       0.00
                                                  --------     --------     --------     --------   --------
Net earnings (loss)                                 ($7.29)       $0.38        $0.95        $1.43      $4.16
                                                  ========     ========     ========     ========   ========
Cash dividend per common share                       $0.15        $0.20        $0.20        $0.20      $0.00
                                                  ========     ========     ========     ========   ========
Book Value Per Common Share                          $5.75       $12.83       $12.61       $11.59     $10.36
                                                  ========     ========     ========     ========   ========

Selected Consolidated Balance Sheet Data

                                                                        DECEMBER 31,
                                                  ----------------------------------------------------------
                                                    1993         1992         1991         1990       1989
                                                  --------     --------     --------     --------   --------
                                                                   (Thousands of dollars)
Total assets                                      $123,229     $119,075      $99,904      $80,835    $76,383
Working capital                                    $30,090      $43,782      $34,179      $32,022    $29,333
Long-term debt, excluding current portion          $43,127      $30,374      $12,150       $4,492     $1,370
Stockholders' equity                               $40,561      $69,101      $68,602      $60,323    $55,410

                      BIRD CORPORATION AND SUBSIDIARIES



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's external financial needs are satisfied primarily by borrowing under the Revolving Credit Agreement with its lending banks. The Revolving Credit Agreement contains financial and operating covenants which, among other things, require the Company to maintain prescribed levels of pre-tax earnings, net worth, ratios of debt to net worth and ratios of current assets to current liabilities. There are also restrictions on indebtedness, liens, investments, acquisitions, dispositions, mergers, and the payment of dividends. As of September 30, 1993, covenants regarding the ratio of adjusted earnings before interest and taxes to total interest expense, maximum permitted capital expenditures and investments by the Company in a non-consolidated joint venture had been breached. As a result of these defaults in the Revolving Credit Agreement, the related debt was classified as current on the September 30, 1993 balance sheet. The banks have indicated their consent to payment of the dividend payable on November 15, 1993 to holders of the Company's $1.85 cumulative convertible preference stock.

The Company's banking group agreed on February 14, 1994 to forbear from exercising their rights and remedies under the Revolving Credit Agreement and to continue to extend credit under the Revolving Credit Agreement through March 15, 1994. For this period of time certain default criteria were specified and the Company agreed to collateralize the loan with the accounts receivable of its roofing distribution companies. During this forbearance period any loans by the Company bore interest of base rate plus one and one half percent
(1 1/2%) or a total of 7 1/2%.

On March 4, 1994 the banks agreed to amend the Revolving Credit Agreement to allow the Company to borrow up to $65 million until January 31, 1996. The loan, which is secured by substantially all of the Company's assets, is defined as a $40 million revolving credit line for working capital and letters of credit and a $25 million term loan for general corporate purposes. The revolving credit availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the bank. The Company believes that the availability calculation will allow borrowing to the full amount of the loan. The term loan must be reduced by $2.6 million on October 31, 1994, by $11.2 million on April 30, 1995 and by $11.2 million on January 31, 1996. Other repayment options and a further explanation of financing are described in Note 3 of the Notes to Consolidated Financial Statements. The Company believes these terms are adequate to allow for the ongoing restructuring to be complete. Interest on the revolving credit portion of the Revolving Credit Agreement will be base rate plus 1% on all borrowings and 1/2% on any unused portion. The interest on the term portion will be Base Rate plus 2%. Certain financial covenants such as a current ratio calculation and a minimum tangible net worth will need to be met.

Repayment may also be made from excess proceeds from asset sales (calculated as the amount remaining after net asset sale proceeds are used to reduce revolving credit loans to less than borrowing base availability with borrowing base availability being calculated after the effect of such an asset sale). The difference of excess proceeds and the reductions as described in the paragraph above shall be applied to the Term Loan in inverse order of maturity. The term loan may also be required to be reduced on any other date by the amount (if any) by which the term loan exceeds 70% of the fair market value of all of the Company's fixed assets.

In order to meet the Company's cash needs for 1994 some strict cash controls will be required, but the Company feels the situation is manageable. Certain measures, such as the decision to close the On-site environmental business, have already been taken and other cost cutting steps are anticipated, including a substantial reduction in the Company's corporate staff and overhead.

Due to the seasonal aspects of the Company's business and its standby letter of credit needs, total bank debt reflected in the Company's financial statements at year-end is not fully indicative of the Company's external financing needs. The Company's peak bank debt during 1993 was $44,000,000 plus standby letters of credit approximating $2,761,000.

Capital expenditures were $16,251,000 in 1993 and $6,482,000 in 1992. Planned capital expenditures in 1994 are expected to approximate $8,500,000. Capital expenditures in 1993 were primarily related to the construction of an oily waste treatment facility in the Environmental Group. Capital expenditures in 1994 are limited to projects that are required by regulation or essential to remain competitive. More than half of the 1994 capital expenditures are designated for the construction of an asphalt oxidizing plant at the Norwood Roofing Facility. The Company was notified by the supplier of asphalt saturant and coating used in the manufacturing of roofing products of its intent to discontinue the production of asphalt in early 1994. Until the construction of the oxidizer is complete in mid-1994, the Company will face significantly higher raw material costs and greater potential for temporary interruption in its manufacturing operation. The completed project will provide the most economical, continuous supply of this raw material.

In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This statement establishes accounting standards principally for employers' accounting for postretirement health care and life insurance benefits. It requires the accrual of the expected cost of providing those benefits during the period that employee services are rendered.

The Company adopted FAS 106 in 1993. Adoption of the new statement did not have a material effect on the Company's financial position or results of operations.

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109"). Under this asset and liability method, the Company is required to recognize income tax benefits for loss carryforwards, credit carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The Company adopted FAS 109 in 1993 and recorded the cumulative effect of the change in accounting principle of approximately $2.7 million as a benefit in the results of operations for the first quarter of 1993. The Company did not restate prior years' financial statements upon adoption of this statement. This accounting change also requires the recording of a valuation reserve if it is more likely than not that the Company may not be able to realize the benefits of recorded deferred tax assets. At December 31, 1993 the Company recorded a net deferred tax asset of approximately $14.2 million and a valuation reserve of $9.0 million. As required under FAS 109, this valuation reserve was determined based upon the Company's review of all available evidence including projections of future taxable income. The Company has
announced the closing of the majority of the environmental business.   This
segment of the Company was the main cause of recent poor earnings performance. As the effects of this action and other cost cutting measures produce favorable results, the deferred tax asset and related valuation reserve will be reviewed.

In January 1994, the minority shareholders of the Company's Bird Environmental Gulf Coast, Inc. ("BEGCI") subsidiary, a company formed to build and operate a fixed site oily waste treatment facility sued the Company for breach of contract, fraud and other unlawful conduct. The claim settled pursuant to the Settlement Agreement was based on the minority stockholders' allegations that the Company, without minority stockholder approval, caused BEGCI to fund the construction of a solid waste treatment facility featuring desorption technology owned by one of the minority stockholders rather than funding a less costly liquid waste treatment facility featuring centrifuge technology. Pursuant to the Settlement Agreement, the Company has agreed to sell its 80% interest in BEGCI to the minority stockholders for approximately $7.5 million in cash on or before February 28, 1995. Such proposed sale is subject to financing and also allows the Company to sell all of its interest in BEGCI to another buyer, provided that the shares of common stock of BEGCI owned by the minority stockholders are also sold at no less than the same price per share. The minority stockholders continue to discuss financing with various interest parties. However, the minority stockholders and the Company are working together to sell the Company's interest or the entire facility to any of a number of potential acquirors who are in various stages of their due diligence reviews. As the Board of Directors' decision to sell BEGCI and this Settlement Agreement established a measurement date for financial accounting purposes, the Company has written down the recorded value of BEGCI as of June 30, 1994 to $7.5 million. The Company has counter-sued the plaintiffs and a company owned by one of the plaintiffs that acted as a sub-contractor for BEGCI. It is the management's opinion that the suit should not affect the operation or profitability of the facility and that resolution of this matter will not have a material adverse affect on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

The Company monitors its compliance with environmental regulations on an ongoing basis. Periodically (at least twice a year), the Company's general counsel receives environmental site assessments from the operating managers responsible for site environmental compliance. Appropriate action is undertaken where needed. In addition, when environmental claims are asserted against the Company, the claims are evaluated by the Company's general counsel and operating management in conjunction with external legal counsel and environmental engineers as necessary, and action is taken with respect to all known sites, as appropriate. The Company is currently engaged in proceedings relating to or has received notice of the following environmental matters:

In March 1994, the Company received a notice of violation from the Texas Natural Resource Conservation Commission ("TNRCC"). The notice alleged that the Company was not in compliance with regulations of the TNRCC relating to labeling, permitting, storage and disposal of certain hazardous waste. The notice proposed certain corrective action on the part of the Company as well as payment of certain unqualified administrative penalties. The Company is aware of former uses at the site which may have resulted in the release of oil and/or hazardous substances and materials, and which may become the subject of corrective actions required by law. The Company has met with the TNRCC to assess the nature and extent of any corrective action which may be required with respect thereto, and to ascertain whether any penalties would be asserted. There has been no subsequent communication from the TNRCC, however. Based on management's preliminary estimate, the penalties, if any, would be immaterial. Accordingly, no amounts have been accrued for this matter at December 31, 1993.

On March 15, 1994 the Company received a draft of an Administrative Consent Order and Notice of Noncompliance from the Massachusetts Department of Environmental Protection ("DEP") concerning operations at its Norwood, Massachusetts manufacturing facility and associated rock granule processing facility. The draft alleges that the Company was not in compliance with regulations of the DEP relating to air emissions, granule plant operation, and labeling, handling and storage of certain hazardous waste. The draft proposes certain corrective action on the part of the Company as well as payment of civil administrative penalties. On June 10, 1994, the Company's roofing division entered into an administrative consent order and notice of noncompliance with respect to the alleged violations. The consent order requires the Company to undertake certain modifications and corrective actions with respect to certain hazardous waste handling and storage facilities at the Norwood facility, to conduct an environmental audit of its operations at such facility and to undertake various modifications of air pollution control equipment. In addition, the Company is required to pay an administrative penalty of $30,000. The Company estimates that the cost of corrective action to be taken by it in accordance with the consent order will be approximately $100,000.

On March 25, 1994, the Company received a notice from the United States Environmental Protection Agency (the "EPA") regarding a site inspection prioritization report prepared by DEP. The notice alleges a potential release of hazardous substances into the environment at the Company's former mill site in East Walpole, Massachusetts. The EPA has reserved the right to conduct further site tests on the location. In the opinion of management and based on management's understanding that the alleged releases are in de minimis quantities, this matter should not have a material adverse affect on the Company's financial position or on the results of its operations.

Site assessments performed for the Company by its environmental consultants GZA GeoEnvironmental, Inc. in connection with the construction of the new asphalt oxidizer at the Norwood roofing facility indicated the presence of reportable quantities of hazardous or toxic material, most of which has since been removed. The Company must complete certain additional remedial activities described in the new MCP on or before August 2, 1996. In the opinion of management, any costs associated with these additional remedial activities will not have a material effect on the results of operations or financial condition of the Company.

In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1,000,000 to $2,000,000 payable over a period of 3 to 15 years (depending upon the duration of remediation efforts). The Company has provided a reserve of approximately $920,000 at December 31, 1993 to offset its estimate of the proportionate share (i.e., 16.5%) of the ultimate cost of cleanup. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83.5% of the aggregate cost of remediation of this site.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to approximately $200,000 for its estimated share of the ultimate cost of clean-up for claims (without taking into account any potential indemnification or recovery from third parties).

The Company's roofing facility at Norwood, Massachusetts is one of 4,000 sites on the DEP list. The site was inspected by the DEP in the early 1980s when capital improvements were being made to the roofing plant. At that time, the DEP requested that the Company perform certain remediation measures. The Company complied with such request. The environmental condition of the site was studied in 1985 by an independent engineering firm. The assessment was prompted by the request of a potential lender which planned to take a mortgage on the property to collateralize a line of credit to the Company. Upon review of the study, the lender extended credit to the Company secured by a mortgage on the site. The DEP significantly revised the regulations that govern the reporting, assessment and remediation of hazardous waste sites in Massachusetts. The new Massachusetts Contingency Plan ("MCP") however, does not alter the ultimate liability for any remediation that may be necessary at the Norwood facility. Under the new MCP, the roofing facility is again listed on the August 1993 "Transition List of Confirmed Disposal Sites and Locations to be Investigated."

Since 1981 Bird has been named as a defendant in approximately 450 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos in products manufactured and sold by Bird. Approximately 140 of these cases are currently pending and costs of approximately $1.4 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. In light of nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material effect on the results of operations or financial condition of the Company.

In January 1994, the minority shareholders of the Company's Bird Environmental Gulf Coast, Inc. ("BEGCI") subsidiary, a company formed to build and operate the San Leon Facility, a fixed site oily waste treatment facility, sued the Company for breach of contract, fraud and other unlawful conduct. The Company has counter-sued the plaintiffs and a company owned by one of the plaintiffs that acted as a sub-contractor for BEGCI. It is the Company's opinion that the suit should not affect the operation or profitability of the facility and that it is mutually beneficial for the suit to be settled.

The Company is also exposed to a number of other asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of such claims will not have a material adverse affect on the Company's financial position or results of operations.

The Company is a defendant in a number of suits alleging product defects, the outcome of which management believes will not in the aggregate have a material impact on the Company's financial condition.



RESULTS OF OPERATIONS


1993 COMPARED WITH 1992

Losses from continuing operations before income taxes in 1993 were approximately $5.3 million compared to earnings of approximately $6.5 million in 1992. The write-off of non-performing assets and other corporate charges were significant contributing factors to the 1993 aggregate loss.

Net sales from continuing operations in fiscal year 1993 increased approximately $23.5 million or 14.3% over fiscal year 1992. The increase in net sales was mostly due to the building products distribution business. The year-to-year comparison also reflects the sale of the municipal sludge business in mid-1993. During fiscal year 1993, it was the Company's intention to focus its future efforts on its roofing manufacturing business and its vinyl business. However, the Company was required to devote a greater amount of working capital to support its environmental remediation business due to prior contractual commitments to provide remediation services. Cost of sales in 1993 was approximately $151.7 million as compared to approximately $128.4 million in 1992, constituting an increase of 18%. Cost of sales stated as a percentage of net sales was 80.8% in 1993 as compared to 78.2% in 1992. The major contributing factor in such percentage increase was the increased expense of raw materials primarily related to the roofing manufacturing business and, to a lesser degree, to the Vinyl Business. The significant increase in cost of sales in the fourth quarter in comparison to the third quarter related to losses on contracts in the on-site environmental remediation business.

Interest expense was approximately $2.5 million in 1993 as compared to approximately $1.5 million in 1992, constituting a 64% increase. The increase was a result of the Company requiring a consistently higher debt level throughout 1993, mainly to support its environmental remediation business.
This segment of business used more working capital in 1993 than 1992 and also needed funds to complete the San Leon Facility. The increased debt levels and higher interest rates resulted in higher interest expense. Cash flow projections indicated that with the closing of the on-site business, completion of the San Leon Facility, the amendment of the Second Amended Credit Agreement and other cash conservation measures, debt levels would be rendered manageable.

Other non-recurring expenses totalled $6.0 million (net of income of approximately $1.3 million from a settlement with a former vendor and of approximately $2,625,000 constituting that portion of expenses incurred by Kensington which are allocable to the Company) in 1993 compared to other income of $200,000 in 1992. A series of non-recurring items at the end of 1993 required the Company to record a number of special charges to 1993 results of operations. The principal items relating to such charges are outlined in the following paragraphs:

         _ The Company increased by $500,000 a reserve for its environmental cleanup of the Fulton Terminal Superfund Site described under "Environmental Matters" below, based on site assessments and on Bird's estimated share of the proportionate costs, without regard to anticipated insurance proceeds.

         _ The Company wrote off approximately $1.3 million in real property investments it deemed imprudent to pursue in light of current financing considerations. This write-off was based on the estimated net realizable value of the property.

         _ A promissory note in the principal amount of approximately $1.3 million previously accepted by the Company to satisfy the remaining portion of an outstanding receivable, which note was collateralized by a second interest in an unsecured portfolio of home improvement loans, was deemed to be of no value, based on an assessment of the portfolio and the bankruptcy of the debtor; therefore, it was written off.

         _ In connection with its termination of George J. Haufler, the former Chief Executive Office of Bird, the Company established an $850,000 reserve to cover a cash settlement provided for under Mr. Haufler's employment agreement (which settlement has been paid in full) and the Company's agreement to pay health insurance premiums until 1997. The Company's obligations in this respect have terminated in light of Mr. Haufler's recent death.

Kensington experienced severe operational problems due to a rapid increase in business and product line changes in the latter part of 1993. This resulted in a loss of approximately $5.2 million, half of which was allocable to the Company under the terms of the Kensington partnership Agreement (as defined in the Purchase Agreement).

In the third quarter of 1993, the restructuring reserve initially established in 1992 to cover expenses related to severance payments, office closure, relocation and other contractual liabilities for the consolidation and reorganization of the environmental business was increased by $2.0 million. (See the Notes to the 1993 Consolidated Financial Statements). On July 22, 1993, the Company sold its environmental municipal sludge disposal business aggregating a net pretax gain of $858,000 which is included in the loss from operations of discontinued businesses. Additionally, the Company recorded a provision totalling approximately $11.0 million which represented the estimated net costs associated with the closing of the "on-site" business. These costs include the write-down of assets to net realizable value, the expected loss from operations resulting from projects being closed and general expenses associated with closing a business and are shown as a loss in connection with the disposal of the "on-site" business in the 1993 results. (See the Notes to the 1993 Consolidated Financial Statements). All other results of the Company's environmental operations for the comparative periods were reclassified as discontinued operations upon the Company's decision to exit the off-site environmental remediation business as described above.

A 12.1% tax benefit from continuing operations was booked in 1993 as compared to a 13.3% tax provision in 1992. The Company's decision to record an approximately $9.0 million valuation reserve in 1993 in accordance with the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109") issued by the Financial Accounting Standards Board in February 1992 (as further described in Note 4 of the Notes to the 1993 Consolidated Financial Statements) was the primary reason the effective rate was lower than the statutory rate.



1992 COMPARED WITH 1991

Earnings from continuing operations before income taxes amounted to $6.5 million compared to $5.9 million in 1991.

Net sales of approximately $164.2 million were approximately $27.1 million higher than in 1991, constituting an increase of 19.8%. The increase in sales related to acquisitions by, and increased business (primarily in the Southwest) of, the Company's roofing manufacturing business and its Vinyl Business. Cost of sales in 1992 was approximately $128.4 million compared with approximately $107.2 million for 1991. Gross profit (expressed as a percentage of sales for 1992) remained constant at 21.8%.

SG&A expenses in 1992 were approximately $27.8 million as compared to approximately $23.0 million for 1991. The 20.8% increase in SG&A expenses was a result of acquisitions in the roofing manufacturing business and the Vinyl Business. SG&A expenses (expressed as a percentage of net sales) were 16.9% in 1992 and 16.8% in 1991.

Interest expense of approximately $1.5 million in 1992 increased $480,000 over that in 1991 as a result of increased bank debt to fund new acquisitions and capital expenditures made to expand the Company's environmental remediation business.

The Company's effective tax rate from continuing operations and related tax provisions for the fiscal year ended December 31, 1992 increased from the comparable 1991 period due primarily to an increase in the alternative minimum tax (the "AMT") as a result of the full utilization of AMT net operating loss carryforwards in 1992.

Due to the Company's decision to exit completely from the environmental business in June 1994, results of operations from all environmental business in 1992 and 1991 have been reclassified as discontinued operations.



1991 COMPARED WITH 1990

Earnings from continuing operations before income taxes amounted to $5.9 million in 1991 compared with $8.4 million in 1990. Net earnings from operations were reduced by $.25 million as a result of discontinued operations expense reducing the net earnings to $5.2 million. Due to the Company's decision to exit completely from the environmental business in June 1994, results of operations from all environmental business in 1991 and 1990 have been reclassified as discontinued operations. Discontinued operating expense also includes legal fees associated with the defense of litigation brought by TRW, Inc. On April 24, 1992, the court dismissed the Company from the lawsuit by granting the Company's motion for a directed verdict.

Net sales of $137.1 million were $8.1 million, or 5.9% higher than those in 1990. This increase is due to increased sales related to acquisitions in the Housing Group. These sales more than offset lower sales volume from the asphalt roofing and vinyl siding products and from the Company's roofing products distribution centers in the Arizona market, all affected by the economy and competitive pressures.

Cost of sales in 1991 was $107.2 million compared with $99.8 million in 1990. Gross profit expressed as a percentage of sales for 1991 was 21.8% versus 22.6% for 1990. The increase in total gross profit dollars is a result of the acquisitions in the housing group.

Selling, general, and administrative expenses in 1991 of $23.0 million increased $1.4 million as compared to 1990. This increase is primarily due to additional SG&A expenses associated with new acquisitions. These expenses expressed as a percentage of net sales were 16.8% in 1991 and 16.7% in 1990. Interest expense of $1.0 million in 1991 increased $.6 million over 1990 as a result of increased bank debt due to cash needed for acquisitions.



INFLATION

The Company is continually seeking ways to deal with cost increases by productivity improvements and cost reduction programs. In the Housing Group, in recent years, the Company has not always been able to pass increased raw material costs on by increasing selling prices because of intense competitive pressures. The Company has an ongoing program of updating productive capacity to take advantage of improved technology, and although the cumulative impact of inflation has resulted in higher costs for replacement of plant and equipment, these costs have been offset by productivity savings. Since the Environmental Group is primarily a service business and the need for this service is mostly a result of government regulations, inflation is not a major factor.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules of the Company are included in a separate section of this report and are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



ITEM 11. EXECUTIVE COMPENSATION



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 10, 11, 12 and 13 (except the information on executive officers) is included in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders which will be filed with the Commission by April 30, 1994 and which is incorporated herein by reference. Information on executive officers, required by Item 10, is included in PART I of this report under the heading "Executive Officers of the Registrant".



                                   PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) An Index of Financial Statements and Schedules is on page F1 of this report. The Exhibit Index is on pages 25 thru 29 of this report.


(b) On October 13, 1993 the Company filed a report on Form 8-K announcing a $2 million restructuring reserve, the re-focus of the business of the Environmental Group in the Petrochemical market and the intent to disclose quarterly segmented earnings.

                           Items 14 (a) (3) and (c)
                                   Exhibits
                               Bird Corporation
                             Dedham, Massachusetts

                                 EXHIBIT INDEX

                                                                                                                      Sequential
Exhibit No.                                                                                                            Page No.
- -----------                                                                                                           ----------
3(a)      Articles of Organization (Filed as Appendix B to the Company's Registration Statement on Form S-4,
          Registration No 33-34440 and incorporated herein by reference.)

3(b)      By-laws of the Company as amended to date.  (Filed as Exhibit 3(b) to the Company's report on
          Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)

4(a)(1)   Amended and Restated Revolving Credit Agreement dated as of December 17, 1990 (the "Revolving
          Credit Agreement") among Bird Corporation, Bird Holding Co., Inc., Bird Incorporated, Bird
          Environmental Systems & Services, Inc., Southland Building Products, Inc., Southwest Roofing
          Supply, Inc., Southwest Express, Inc., The First National Bank of Boston, individually and as
          Agent for the Banks, and Philadelphia National Bank, Incorporated as CoreStates Bank, N.A.
          (Filed as Exhibit 4(a) to the Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)

4(a)(2)   Amendment dated as of September 30, 1991 to the Revolving Credit Agreement.  (Filed as
          Exhibit 4(a)(2) on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

4(a)(3)   Forbearance Agreement dated as of February 14, 1994 with regard to the Revolving Credit Agreement.

4(a)(4)   The Second Amendment dated as of June 29, 1992 to the Revolving Credit Agreement.

4(a)(5)   The Third Amended and Restated Revolving Credit and Term Loan dated as of March 4, 1994 (Filed as an exhibit 4(a) to the Company's Form 8-K dated March 14, 1994 and incorporated herein by reference)


                                                                                                                      Sequential
Exhibit No.                                                                                                            Page No.
- -----------                                                                                                           ----------
4(a)(6)   Rights Agreement dated as of November 25, 1986 between the Company and the First National Bank of Boston, as Rights Agent.  (Filed as Exhibit 1 to Registration Statement on Form 8-A dated
          December 5, 1986 and incorporated herein by reference.)

4(a)(7)   First Amendment dated May 24, 1990 to Rights Agreement dated as of November 25, 1986.  (Filed as
          Exhibit 4(b)(2) to the Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)

10(a)*    Plan for Assistance to Key Employees in Financing Purchases of Company Stock (Filed as Exhibit 10(b)
          to the Company's report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference.)

10(b)*    Plan for Deferring Payment of Senior Officer's Compensation (Adopted December 22, 1975).  (Filed as
          Exhibit 10(c) to the Company's report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference.)

10(c)*    1975 Plan for Deferring Payment of Director's Compensation (Adopted June 23, 1975).  (Filed as
          Exhibit 10(d) to the Company's report on Form 10-K for the year ended December 31, 1980 and incorporated herein by reference.)

10(d)(1)* Employment Agreement dated as of February 25, 1986 between the Company and George J. Haufler.
          (Filed as Exhibit 10(g) to the Company's report on Form 10-K for the year ended December 31, 1985 and incorporated herein by reference.)

10(d)(2)* First Amendment dated January 27, 1987 to Employment Agreement between Bird Incorporated and
          George J. Haufler.  (Filed as Exhibit 10(d)(2) to the Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)



                                                                                                                      Sequential
Exhibit No.                                                                                                            Page No.
- -----------                                                                                                           ----------
10(d)(3)* Second Amendment dated May 24, 1990 to Employment Agreement dated February 25, 1986 by and between
          Bird Incorporated and George J. Haufler.  (Filed as Exhibit 10(d)(3) to the Company's report on
          Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)

10(e)*    Management Incentive Compensation Program adopted January 25, 1983.  (Filed as Exhibit 10(m) to the
          Company's report on Form 10-K for the year ended December 31, 1982 and incorporated herein by reference.)

10(f)*    Bird Corporation 1982 Stock Option Plan as amended through January 29, 1992.  (Filed as Exhibit 10(f)
          to the Company's report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.)

10(g)*    Bird Corporation 1992 Stock Option Plan. (Filed as Exhibit 10(g) to the Company's report on Form 10-K for the year ended December 31, 1992 incorporated herein by reference.)

10(h)*    Bird Corporation Non-Employee Director Stock Option Plan.  (Filed as Exhibit 10(h) to the Company's
          report on Form 10-K for the year ended December 31, 1992 incorporated herein by reference.)

10(i)(1)* Form of severance agreement with eight key executive employees of the Company.  (Filed as Exhibit 10(n)
          to the Company's report on Form 10-K for the year ended December 31, 1984 and incorporated herein by reference.)

10(i)(2)* Form of Amendment dated May 24, 1990 to form of severance agreement.  (Filed as Exhibit 10(g)(2) to the
          Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)

10(j)     Equipment Leasing Agreement dated as of December 28, 1984 between the Company and Citicorp Industrial
          Credit, Inc. relating to lease of Norwood Roofing Machine.  (Filed as Exhibit 10(q) to Amendment No. 1
          to the Company's report on Form 10-K for the year ended December 31, 1984 and incorporated herein by reference.)



                                                                                                                      Sequential
Exhibit No.                                                                                                            Page No.
- -----------                                                                                                           ----------
10(k)     Glass Mat Supply Agreement dated as of February 20, 1985 between the Company, The Flintkote Company and
          Genstar Roofing Company, Inc.  (Filed  as Exhibit 10(s) to Amendment No. 1 to the Company's report on
          Form 10-K for the year ended December 31, 1984 and incorporated herein by reference.)

10(l)     Equipment Acquisition Agreement dated May 25, 1990 between BancBoston Leasing Inc. and Bird Incorporated.
          (Filed as Exhibit 10(j) to the Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)

10(m)     Equipment Acquisition Agreement dated July 23, 1986 between BancBoston Leasing Inc. and Bird Incorporated.
          (Filed as Exhibit 10(s) to the Company's report on Form 10-K for the year ended December 31, 1986 and incorporated herein by reference.)

10(n)(1)* Long Term Incentive Compensation Plan dated June 28, 1988.  (Filed as Exhibit 10(v) to the Company's report on Form 10-Q for the quarter ended September 30, 1988 and incorporated herein by reference.)

10(n)(2)* Amendment dated May 24, 1990 to Long Term Incentive Compensation Plan.  (Filed as Exhibit 10(o)(2) to the
          Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)

10(o)(1)  Participation Agreement dated as of July 1, 1992 by and between Bird Vinyl Products, Inc. and Kensington
          Manufacturing Company (filed as Exhibit 10(a) to the Company's report on Form 10-Q for the quarter ended
          June 30, 1992 and incorporated herein by reference).

10(o)(2)  Amendment dated February 1, 1994 to the First Amended and Restated Partnership Agreement between Bird
          Vinyl Products, Inc. and Kensington Manufacturing Company.

10(p)*    Employment Agreement dated as of December 1, 1993 between the Company and Joseph D. Vecchiolla.



                                                                                                                      Sequential
Exhibit No.                                                                                                            Page No.
- -----------                                                                                                           ----------
10(q)*    Severance Agreement dated as of December 21, 1993 between the Company and Joseph D. Vecchiolla.

11        Statement regarding computation of per share earnings(loss).

22        Significant subsidiaries.

23(a)     Consent of Price Waterhouse LLP to incorporation by reference of 1993 financial statements in the
          Company's Registration Statements on Form S-3, Registration No. 33-44475; Form S-4, Registration
          No. 33-44403; and Form S-8, Registration Nos. 33-36304, 33-36305, 33-67826 and 33-67828.

23(b)     Consent of Alpern & Rosenthal, independent accountants for Kensington Partners to incorporation by reference of the 1993 Kensington Partners independent auditors' report in the Company's
          Registration Statements on Form S-3, Registration No. 33-44475; Form S-4, Registration No. 33-44403;
          and Form S-8, Registration No. 33-36304, 33-36305, 33-67826 and 33-67828.

28        Annual report on Form 11-K of the Bird Employees' Savings and Profit Sharing Plan for the fiscal year ended December 31, 1993.  (To be filed by amendment.)




  *       Indicates management contract or compensatory plans or arrangements

                               POWER OF ATTORNEY


       We, the undersigned officers and Directors of Bird Corporation, hereby severally constitute and appoint Joseph D. Vecchiolla, Robert A. Muccini and Frank S. Anthony, and each of them severally, our true and lawful attorneys or attorney, with full power to them and each of them to execute for us, and in our names in the capacities indicated below, and to file with the Securities and Exchange Commission the Annual Report on Form 10-K of Bird Corporation, for the fiscal year ended December 31, 1993, and any and all amendments thereto.

       IN WITNESS WHEREOF, we have signed this Power of Attorney in the capacities indicated on March 22, 1994.




Principal Executive and
Financial Officer:



/s/ Joseph D. Vecchiolla                               President, Director and
- ------------------------                               Chief Financial Officer
Joseph D. Vecchiolla



                                   Directors


/s/ R.P. Bass, Jr.                                     /s/ F.J. Dunleavy
- ------------------                                     -----------------
Robert P. Bass, Jr.                                    Francis J. Dunleavy


/s/ Charles S. Bird, Jr.                               /s/ John T. Dunlop
- ------------------------                               ------------------
Charles S. Bird, Jr.                                   John T. Dunlop

/s/ Robert L. Cooper                                   /s/ Guy W. Fiske
- --------------------                                   ----------------
Robert L. Cooper                                       Guy W. Fiske

/s/ Loren R. Watts
- ------------------
Loren R. Watts

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIRD CORPORATION
                                           (Registrant)


                                           By /s/ Joseph D. Vecchiolla
                                              ------------------------
                                              JOSEPH D. VECCHIOLLA
                                              PRESIDENT, CEO


                                           February 21, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----
/s/ JOSEPH D. VECCHIOLLA
- ------------------------------------------                  President, Director,         February 21, 1995
JOSEPH D. VECCHIOLLA                                        and CEO (Principal
                                                            Executive Officer)


/s/ JOSEPH M. GRIGELEVICH, JR.
- ------------------------------------------                  Vice President,              February 21, 1995
JOSEPH M. GRIGELEVICH, JR.                                  and CFO (Principal
                                                            Financial Officer)


/s/ DONALD L. SLOPER, JR.
- ------------------------------------------                  Corporate Controller         February 21, 1995
DONALD L. SLOPER, JR.                                       (Principal Accounting
                                                            Officer)

                 *
- ------------------------------------------                  Director                     February 21, 1995
ROBERT P. BASS, JR.


                 *
- ------------------------------------------                  Director                     February 21, 1995
CHARLES S. BIRD, JR.

                                  SIGNATURES
                                  (continued)





                 *
- ------------------------------------------                  Director                 February 21, 1995
ROBERT L. COOPER


                 *
- ------------------------------------------                  Director                 February 21, 1995
FRANCIS J. DUNLEAVY


                 *
- ------------------------------------------                  Director                 February 21, 1995
JOHN T. DUNLOP


                 *
- ------------------------------------------                  Director                 February 21, 1995
GUY W. FISKE


                 *
- ------------------------------------------                  Director                 February 21, 1995
LOREN R. WATTS





                                           *  By /s/ Frank S. Anthony
                                                 --------------------
                                                   Frank S. Anthony as
                                                   Attorney-in-fact

                       Bird Corporation and Subsidiaries
                                   Form 10-K
                            Items 14(a)(1) and (2)


                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES




The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

Consolidated Financial Statements:                                  Page
                                                                    ----
       Reports of independent accountants ________________________    F2

       Balance sheets at December 31, 1993 and 1992 ______________    F4

       Statements of operations for each of the three years in
        the period ended December 31, 1993 _______________________    F6

       Statements of stockholders' equity for each of the three
        years in the period ended December 31, 1993 ______________    F7

       Statements of cash flows for each of the
        three years in the period ended December 31, 1993 ________   F10

       Notes to consolidated financial statements ________________   F12



The following consolidated financial statement schedules of Bird Corporation and its subsidiaries are included in Item 14(a)(2) and should be read in conjunction with the financial statements included herein:


     Schedules   V   -Property, plant and equipment and
                VI   -Accumulated depreciation and amortization
                      of property, plant and equipment __________   F33

     Schedule VIII   -Valuation and qualifying accounts _________   F36


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.





                                      F1

                       Report of Independent Accountants





To the Board of Directors and Stockholders of Bird Corporation


We have audited the consolidated balance sheets of Bird Corporation and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, of stockholders' equity and of cash flows for the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kensington Partners, a 50% owned joint venture, which statements reflect total assets of $11.3 million and $7.8 million at December 31, 1993 and 1992, respectively, total revenues of $21.4 million and $10.4 million and net losses of $5.2 million and $36,000 for the year ended December 31, 1993 and the six months ended December 31, 1992, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kensington Partners, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements listed in the index appearing under Item 14
(a)(1) and (2) on Page F1 present fairly, in all material respects, the financial position of Bird Corporation and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As explained in Note 9, in June 1994, the Company agreed to sell its interest in the San Leon Recycling Center resulting in a write-down of approximately $9 million to its estimated realizable value. The consolidated financial statements as of December 31, 1993 do not reflect any such adjustment to the recorded investment in this facility.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to comply with a new pronouncement issued by the Financial Accounting Standards Board.



/s/ Price Waterhouse LLP
Boston, Massachusetts

March 10, 1994, except as
to Note 9, which is as of
June 18, 1994





                                      F2

                   [ALPERN, ROSENTHAL & COMPANY LETTERHEAD]


                         Independent Auditors' Report
To the Partners
Kensington Partners and Affiliate
 (Joint Venture Partnerships)
Leechburg, Pennsylvania

        We have audited the accompanying combined balance sheets of Kensington Partners and Affiliate as of December 31, 1993 and 1992 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the year ended December 31, 1993 and the period from July 1, 1992 (Inception) to December 31, 1992. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Kensington Partners and Affiliate as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the year ended December 31, 1993 and the period from July 1, 1992 (Inception) to December 31, 1992, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Kensington Partners and Affiliate will continue as going concerns. As discussed in Note 3 to the financial statements, the Companies have incurred significant operating losses, current liabilities exceed current assets and their line of credit was under a forebearance agreement with their lender. Those conditions raise substantial doubt about the Companies' ability to continue as going concerns. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Alpern, Rosenthal & Company
- -------------------------------
Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania

February 19, 1994 (Except for the last three paragraphs of Note 8, the second paragraph of Note 13B, and Note 14, as to which the date is September 14, 1994.)


                          A Professional Corporation

                                      F3

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         1993           1992
                                                     ------------   ------------
Assets

Current Assets:
 Cash and equivalents                                  $7,518,000     $3,223,000
 Accounts and notes receivable, less
   allowances - $4,273,000 in 1993
   and $2,978,000 in 1992                              32,696,000     29,991,000
 Inventories                                           22,157,000     26,702,000
 Prepaid expenses                                       4,046,000      2,134,000
 Deferred income tax                                      170,000              0
                                                     ------------   ------------
                 Total current assets                  66,587,000     62,050,000
                                                     ------------   ------------

Property, Plant and Equipment:
 Land and land improvements                             4,716,000      3,718,000
 Buildings                                             14,700,000     14,436,000
 Machinery and equipment                               40,686,000     45,470,000
 Construction in progress                              14,882,000      3,032,000
                                                     ------------   ------------
                                                       74,984,000     66,656,000

 Less - Depreciation and amortization                  30,410,000     29,105,000
                                                     ------------   ------------
                                                       44,574,000     37,551,000
                                                     ------------   ------------

Other investments                                       5,551,000     12,742,000
Deferred tax asset                                      5,051,000              0
Other assets                                            1,466,000      6,732,000
                                                     ------------   ------------
                                                     $123,229,000   $119,075,000
                                                     ============   ============




See accompanying notes to consolidated financial statements.



                                     F4

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                         1993           1992
                                                     ------------   ------------
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses                $26,377,000    $16,453,000
 Long-term debt, portion due within one year            3,400,000      1,041,000
 Retirement plan contributions payable                    513,000        507,000
 Income taxes payable                                     809,000        267,000
 Liquidation reserve                                    5,398,000              0
                                                     ------------   ------------
                 Total current liabilities             36,497,000     18,268,000

Long-term debt, portion due after one year             43,127,000     30,374,000
                                                     ------------   ------------
Other liabilities                                       3,021,000        996,000
                                                     ------------   ------------
Deferred income taxes                                      23,000        336,000
                                                     ------------   ------------

Total liabilities                                      82,668,000     49,974,000
                                                     ------------   ------------
Stockholders' Equity
 5% cumulative preferred stock, par
   value $100. Authorized 15,000 shares;
   issued 5,820 shares in 1993 and 1992
   (liquidating preference $110 per share,
   aggregating $640,000)                                  582,000        582,000

 Preference stock, par value $1. Authorized
   1,500,000 shares; issued 814,300 shares
   of $1.85 cumulative convertible preference
   stock in 1993 and 1992(liquidating value $20
   per share, aggregating $16,286,000)                    814,000        814,000

 Common stock, par value $1. Authorized
   15,000,000 shares; 4,291,565 shares issued
   in 1993 and 4,267,166 shares issued in 1992          4,291,000      4,267,000
 Other capital                                         26,456,000     25,401,000
 Retained earnings                                     11,551,000     41,645,000
                                                     ------------   ------------
                                                       43,694,000     72,709,000

 Less -
   Treasury stock, at cost, Common:
     163,791 shares in 1993 and 153,672 in 1992        (2,179,000)    (2,059,000)
   Unearned compensation                                 (954,000)    (1,549,000)
                                                     ------------   ------------
                                                       40,561,000     69,101,000
                                                     ------------   ------------
 Commitments and contingencies (Note 13)

                                                     $123,229,000   $119,075,000
                                                     ============   ============


 See accompanying notes to consolidated financial statements.


                                     F5

                       BIRD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31,
                                                           1993           1992           1991
                                                       ------------   ------------   ------------
Net Sales                                              $187,745,000   $164,202,000   $137,059,000
                                                       ------------   ------------   ------------
Costs and expenses:
 Cost of sales                                          151,664,000    128,371,000    107,226,000
 Selling, general and administrative expense             32,716,000     27,811,000     23,023,000
 Interest expense                                         2,472,000      1,506,000      1,026,000
 Discontinued business activities expense                   268,000        178,000        189,000
 Equity losses from partnership                           2,625,000              0              0
 Other (income) expense                                   3,278,000       (197,000)      (331,000)
                                                       ------------   ------------   ------------
   Total costs and expenses                             193,023,000    157,669,000    131,133,000
                                                       ------------   ------------   ------------
Earnings (loss) from continuing
  operations before income taxes                         (5,278,000)     6,533,000      5,926,000

Provision (benefit) for income taxes                       (637,000)       869,000        498,000
                                                       ------------   ------------   ------------
Earnings (loss) from continuing operations
  before cumulative effect of accounting change          (4,641,000)     5,664,000      5,428,000
                                                       ------------   ------------   ------------
Discontinued operations (Note 9):
  Loss from operations of discontinued
   businesses, net of taxes                             (15,414,000)    (2,573,000)      (249,000)
  Loss on disposal of environmental business,
   including provision of $5,200,000 for
   operating losses during phase out period,
   net of taxes                                         (11,000,000)             0              0
                                                       ------------   ------------   ------------
  Net loss from discontinued operations                 (26,414,000)    (2,573,000)      (249,000)
                                                       ------------   ------------   ------------
Cumulative effect of accounting change                    2,733,000              0              0
                                                       ------------   ------------   ------------
Net earnings (loss) before dividends                    (28,322,000)     3,091,000      5,179,000
Preferred and preference stock
 cumulative dividends                                     1,536,000      1,536,000      1,536,000
                                                       ------------   ------------   ------------
Net earnings (loss) applicable to common
 stockholders                                          ($29,858,000)    $1,555,000     $3,643,000
                                                       ============   ============   ============
Primary earnings (loss) per common share:
Continuing operations                                        ($1.51)         $1.00          $1.01
Discontinued operations                                      ($6.45)        ($0.62)        ($0.06)
Cumulative effect of accounting change                        $0.67          $0.00          $0.00
                                                       ------------   ------------   ------------
Net earnings (loss) after dividends                          ($7.29)         $0.38          $0.95
                                                       ============   ============   ============



See accompanying notes to consolidated financial statements.




                                     F6

                       BIRD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    $1.85
                                         5%       CUMULATIVE
                                     CUMULATIVE  CONVERTIBLE                                            COMMON
                                     PREFERRED    PREFERENCE    COMMON       OTHER       RETAINED      STOCK IN
                                       STOCK        STOCK        STOCK      CAPITAL      EARNINGS      TREASURY
                                     ----------  -----------    ------      -------      --------      --------
Balance January 1, 1993            $    582,000 $    814,000 $ 4,267,000 $ 25,401,000 $  41,645,000 $ (2,059,000)
Net (loss)                                                                              (28,322,000)
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                                                      (29,000)
 $1.85 cumulative
  convertible preference stock
  $1.85 per share                                                                        (1,130,000)
Common stock $.15 per share                                                                (613,000)
Common stock issued as
  compensation - 1,200 shares                                      1,000       13,000
Common stock issued for
 contributions to employees'
 saving plan - 19,119 shares                                      19,000      210,000
Common stock issued and note
 repayment upon exercise of stock
 options - 4,080 shares                                            4,000      210,000
Purchase of 10,119 shares of
 common stock                                                                                           (120,000)
Amortization of unearned
 compensation
Cumulative effect of
 accounting change                                                            323,000
Tax effect of stock options
 exercised                                                                    303,000
Cumulative foreign currency
 translation                                                                   (4,000)
                                   ------------ ------------ ----------- ------------ ------------- ------------
Balance December 31, 1993          $    582,000 $    814,000 $ 4,291,000 $ 26,456,000 $  11,551,000 $ (2,179,000)
                                   ============ ============ =========== ============ ============= ============


                                                               TOTAL
                                     UNEARNED              STOCKHOLDERS'
                                   COMPENSATION                EQUITY
                                   ------------            -------------
Balance January 1, 1993           $  (1,549,000)          $   69,101,000
Net (loss)                                                   (28,322,000)
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                           (29,000)
 $1.85 cumulative
  convertible preference stock
  $1.85 per share                                             (1,130,000)
Common stock $.15 per share                                     (613,000)
Common stock issued as
  compensation - 1,200 shares                                     14,000
Common stock issued for
 contributions to employees'
 saving plan - 19,119 shares                                     229,000
Common stock issued and note
 repayment upon exercise of stock
 options - 4,080 shares                                          214,000
Purchase of 10,119 shares of
 common stock                                                   (120,000)
Amortization of unearned
 compensation                           595,000                  595,000
Cumulative effect of
 accounting change                                               323,000
Tax effect of stock options
 exercised                                                       303,000
Cumulative foreign currency
 translation                                                      (4,000)
                                  -------------           --------------
Balance December 31, 1993         $    (954,000)          $   40,561,000
                                  =============           ==============


                                     F7

                       BIRD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                    $1.85
                                         5%       CUMULATIVE
                                     CUMULATIVE  CONVERTIBLE                                            COMMON
                                     PREFERRED    PREFERENCE    COMMON       OTHER       RETAINED      STOCK IN
                                       STOCK        STOCK        STOCK      CAPITAL      EARNINGS      TREASURY
                                   ------------  -----------    ------      -------      --------      --------
Balance January 1, 1992            $    590,000 $    814,000 $ 4,213,000 $ 24,900,000 $  40,906,000 $   (876,000)
Net earnings                                                                              3,091,000
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                                                      (29,000)
 $1.85 cumulative
  convertible preference
  stock - $1.85 per share                                                                (1,506,000)
Common stock  - $.20 per share                                                             (817,000)
Common stock issued principally
 12,820 shares                                                    13,000      153,000
Common stock issued as
  compensation- 1,200 shares                                       1,000       19,000
Common stock issued for
 contributions to employees'
 saving plan - 14,355 shares                                      14,000      195,000
Common stock issued upon
 exercise of stock options
 26,250 shares                                                    26,000      178,000
Purchase of 91,981 shares of
 common stock                                                                                         (1,183,000)
Amortization of unearned
  compensation
5% cumulative preferred stock
  purchased and retired-86 shares        (8,000)                                4,000
Cumulative foreign currency
  translation                                                                 (48,000)
                                   ------------ ------------ ----------- ------------ ------------- ------------
Balance December 31, 1992          $    582,000 $    814,000 $ 4,267,000 $ 25,401,000 $  41,645,000 $ (2,059,000)
                                   ============ ============ =========== ============ ============= ============

                                                                 TOTAL
                                       UNEARNED              STOCKHOLDERS'
                                     COMPENSATION                EQUITY
                                     ------------            -------------
Balance January 1, 1992             $  (1,945,000)          $   68,602,000
Net earnings                                                     3,091,000
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                             (29,000)
 $1.85 cumulative
  convertible preference
  stock - $1.85 per share                                       (1,506,000)
Common stock  - $.20 per share                                    (817,000)
Common stock issued principally
 in connection with acquisitions
 12,820 shares                                                     166,000
Common stock issued as
  compensation- 1,200 shares                                        20,000
Common stock issued for
 contributions to employees'
 saving plan - 14,355 shares                                       209,000
Common stock issued upon
 exercise of stock options
 26,250 shares                                                     204,000
Purchase of 91,981 shares of
 common stock                                                   (1,183,000)
Amortization of unearned
  compensation                            396,000                  396,000
5% cumulative preferred stock
  purchased and retired-86 shares                                   (4,000)
Cumulative foreign currency                                              0
  translation                                                      (48,000)
                                    -------------           --------------
Balance December 31, 1992           $  (1,549,000)          $   69,101,000
                                    =============           ==============

                                     F8

                       BIRD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                    $1.85
                                         5%       CUMULATIVE
                                     CUMULATIVE  CONVERTIBLE                                            COMMON
                                     PREFERRED    PREFERENCE    COMMON       OTHER       RETAINED      STOCK IN
                                       STOCK        STOCK        STOCK      CAPITAL      EARNINGS      TREASURY
                                     ----------  -----------    ------      -------      --------      --------
Balance January 1, 1991            $    590,000 $    814,000 $ 3,752,000 $ 19,419,000 $  38,052,000 $   (106,000)
Net earnings                                                                              5,179,000
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                                                      (29,000)
 $1.85 cumulative
  convertible preference
  stock - $1.85 per share                                                                (1,506,000)
Common stock - $.20 per share                                                              (790,000)
Common stock  - issued principally
  in connection with
  acquisitions - 313,817 shares                                  314,000    4,534,000
Common stock issued as
  compensation- 1,200 shares                                       1,000       15,000                      2,000
Common stock issued for
 contributions to employees'
 saving plan - 9,619 shares                                       10,000      131,000
Common stock and note issued
 upon exercise of stock options
 136,140 shares                                                  136,000      801,000
Purchase of 52,751 shares of
 common stock                                                                                           (772,000)
Amortization of unearned
  compensation                     ------------ ------------ ----------- ------------ ------------  ------------
Balance December 31, 1991          $    590,000 $    814,000 $ 4,213,000 $ 24,900,000 $ 40,906,000  $   (876,000)
                                   ============ ============ =========== ============ ============  ============

                                                                 TOTAL
                                       UNEARNED              STOCKHOLDERS'
                                     COMPENSATION                EQUITY
                                     ------------            -------------
Balance January 1, 1991             $  (2,198,000)          $   60,323,000
Net earnings                                                     5,179,000
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                             (29,000)
 $1.85 cumulative
  convertible preference
  stock - $1.85 per share                                       (1,506,000)
Common stock - $.20 per share                                     (790,000)
Common stock  - issued principally
  in connection with
  acquisitions - 313,817 shares                                  4,848,000
Common stock issued as
  compensation- 1,200 shares                                        18,000
Common stock issued for
 contributions to employees'
 saving plan - 9,619 shares                                        141,000
Common stock and note issued
 upon exercise of stock options
 136,140 shares                                                    937,000
Purchase of 52,751 shares of
 common stock                                                     (772,000)
Amortization of unearned
  compensation                            253,000                  253,000
                                    -------------           --------------
Balance December 31, 1991           $  (1,945,000)          $   69,101,000
                                    =============           ==============




                                     F9

                       BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                              Year Ended December 31,

                                                          1993           1992          1991
                                                          ----           ----          ----
Brackets denote cash outflows)

Cash flow provided (used) by continuing operations:
Earnings from continuing operations                    ($28,322,000)   $3,091,000    $5,179,000
Adjustments to reconcile to net
 cash provided by continuing operations:
 Writedown of assets to net realizable value              5,800,000             0             0
 Depreciation and amortization                            8,714,000     6,150,000     4,488,000
 Provision for losses on accounts receivable              2,162,000     1,365,000     1,015,000
 Deferred income taxes                                   (1,044,000)      196,000         9,000
 Cumulative effect of accounting change                  (2,733,000)            0             0
 Gain on sale of assets                                    (858,000)            0             0
Changes in balance sheet items:
 Accounts receivable                                     (8,199,000)   (4,031,000)   (1,994,000)
 Inventories                                              4,538,000    (6,373,000)    1,653,000
 Prepaid expenses                                        (2,039,000)     (324,000)     (529,000)
 Liabilities not related to financing activities         11,646,000    (1,290,000)   (2,251,000)
 Liquidation reserve                                      5,398,000             0             0
 Other assets                                             2,564,000       526,000      (611,000)
                                                        -----------    ----------    ----------
Cash flow provided (used) by continuing operations:      (2,373,000)     (690,000)    6,959,000

Cash flow used by discontinued operations                         0      (100,000)            0
                                                        -----------    ----------    ----------
Net cash provided (used) by operating activities        ($2,373,000)    ($790,000)   $6,959,000
                                                        -----------    ----------    ----------

See accompanying notes to consolidated financial statements.



                                     F10

                       BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                               Year Ended December 31,
                                                          1993           1992          1991
                                                          ----           ----          ----
Cash flows from investing activities:
Acquisition of property, plant and equipment,net        (16,251,000)   (6,482,000)   (5,488,000)
Acquisition of businesses, less cash acquired                     0    (2,800,000)   (8,757,000)
Proceeds from disposal of assets                          9,141,000             0             0
Other investments                                           159,000    (4,715,000)     (894,000)
                                                    ---------------  ------------ -------------

Net cash used in investing activities                    (6,951,000)  (13,997,000)  (15,139,000)
                                                    ---------------  ------------ -------------

ash flows from financing activities:
Debt proceeds                                         1,286,500,000   723,489,000   496,034,000
Debt repayments                                      (1,270,987,000) (705,938,000) (488,361,000)
Dividends paid                                           (2,351,000)   (2,353,000)   (2,325,000)
Purchase of treasury stock                                 (120,000)   (1,183,000)     (770,000)
Other equity changes                                        577,000       381,000     1,279,000
                                                    ---------------  ------------ -------------

Net cash provided by financing activities                13,619,000    14,396,000     5,857,000
                                                    ---------------  ------------ -------------

Net increase (decrease) in cash and equivalents           4,295,000      (391,000)   (2,323,000)
Cash and cash equivalents at beginning of year            3,223,000     3,614,000     5,937,000
                                                    ---------------  ------------ -------------

Cash and cash equivalents at end of year                 $7,518,000    $3,223,000    $3,614,000
                                                    ===============  ============ =============
Supplemental Disclosures:
Cash paid during the year for:
 Interest                                                $2,160,000    $1,521,000    $1,061,000
 Income taxes                                               291,000     1,762,000       755,000
Non-cash investing and financing activities:
Acquisition of businesses:
 Fair value of assets                                             0     5,281,000    18,272,000
 Stock issued for acquisitions                                    0       166,000     4,848,000
 Cash paid                                                        0     2,800,000     9,065,000
                                                    ---------------  ------------ -------------
 Liabilities assumed                                             $0    $2,315,000    $4,359,000
                                                    ===============  ============ =============


See accompanying notes to consolidated financial statements.



                                     F11

                       BIRD CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bird Corporation and its majority-owned subsidiaries (the Company). All material intercompany activity has been eliminated from the financial statements. Investments in less than majority-owned companies are accounted for by the equity method. Certain prior year amounts have been reclassified to conform with the 1993 presentation.


REVENUE RECOGNITION

The Company recognizes revenue when products are shipped or services are performed.


STATEMENT OF CASH FLOWS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined for a large portion of the inventories by the last-in, first-out (LIFO) method computed using the dollar value method for natural business unit pools. The cost of the remaining inventories is determined generally on a first-in, first-out (FIFO) basis.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation has been provided in the financial statements primarily on the straight-line method at rates, based on reasonable estimates of useful lives, which fall within the following ranges for major asset classifications:

- -------------------------------------------------------------------------------
Land improvements                                        10 to 20 years
Buildings                                                20 to 40 years
Machinery and equipment                                   5 to 20 years
- -------------------------------------------------------------------------------

Maintenance, repairs and minor renewals are charged to earnings in the year in which the expense is incurred. Additions, improvements and major renewals are capitalized. The cost of assets retired or sold,





                                     F12
together with the related accumulated depreciation, are removed from the accounts, and any gain or loss on disposition is credited or charged to earnings. The Company capitalizes interest cost on construction projects while in progress. The capitalized interest is recorded as part of the asset to which it is related and is amortized over the asset's estimated useful life.


RETIREMENT PLANS

The Company has a defined contribution plan covering substantially all eligible non-union salaried and non-union hourly employees. Annual contributions are made to the plan based on rates identified in the plan agreement.


INCOME TAXES

The Company changed its method of accounting for income taxes from the liability method under Statement of Financial Accounting Standards No. 96 to the asset and liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("FAS 109"), effective January 1, 1993. As permitted under the new rules, prior years' financial statements have not been restated. FAS 109 requires the recognition of deferred taxes for the difference between financial statement and tax basis of assets and liabilities utilizing current tax rates. Additionally, FAS 109 allows the recognition of a deferred tax asset for the estimated future tax effect attributable to carryforwards.


EARNINGS (LOSS) PER COMMON SHARE

Primary earnings (loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings (loss) per common share also give effect to the reduction in earnings per share, if any, which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period if the effect is dilutive.


ENVIRONMENTAL MATTERS

The Company records a liability for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on the available evidence and site assessments. If an amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. In addition, the liability excludes claims for recoveries from insurance companies and other third parties until such claims for recoveries are probable of realization at which point they would be classified separately as a receivable.





                                     F13

WARRANTY COSTS

The Company warrants under certain circumstances that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each product, ranges from twenty to forty years, is generally for the material cost and requires the owner to meet specific criteria such as proof of purchase. The Company offers the original manufacturer's warranty only as part of the original sale and at no additional cost to the customer. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.


2.   INVENTORIES

The percentages of inventories valued on the LIFO method were 47% and 54% at December 31, 1993 and 1992, respectively. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.

                                                December 31,
                                            1993            1992
                                            ----            ----
Current costs:
  Raw materials                         $ 3,541,000      $ 5,470,000
  Finished goods                         20,297,000       21,813,000
                                        -----------      -----------
                                         23,838,000       27,283,000
  Less LIFO reserve                       1,681,000          581,000
                                        -----------      -----------
                                        $22,157,000      $26,702,000
                                        ===========      ===========

Inventories, classified by business segment (see Note 13), were as follows:

                                                December 31,
                                            1993            1992
                                            ----            ----
Housing Group                           $21,788,000      $25,628,000
Environmental Systems                       369,000        1,074,000
                                        -----------      -----------
                                        $22,157,000      $26,702,000
                                        ===========      ===========


3.   DEBT

At December 31, the Company's borrowings and debt obligations are summarized as follows:

                                            1993            1992
                                            ----            ----
   Long Term Debt:
    Revolving Credit Agreement          $44,000,000      $27,500,000
    Notes payable                            56,000           91,000
    Obligations under capital leases      2,471,000        3,824,000
                                        -----------      -----------
                                         46,527,000       31,415,000
    Less - portion due within one
     year                                 3,400,000        1,041,000
                                        -----------      -----------
                                        $43,127,000      $30,374,000
                                        ===========      ===========

On June 29, 1992 the Company and its lending banks entered into the Second Amended Credit Agreement which provided the Company $50 million credit line until June 1995.





                                     F14

The Second Amended Credit Agreement contains financial and operating covenants which, among other things, require the Company to maintain prescribed levels of pre-tax earnings, net worth, ratios of debt to net worth and ratios of current assets to current liabilities. There are also restrictions on indebtedness, liens, investments, acquisitions, dispositions, mergers, and the payment of dividends. As of September 30, 1993, covenants regarding the ratio of adjusted earnings before interest and taxes to total interest expense, maximum permitted capital expenditures and investments by the Company in Kensington had been breached. As a result of these defaults in the Second Amended Agreement, the related debt was classified as current on the September 30, 1993 balance sheet. The banks consented to payment of the dividend payable on November 15, 1993 to holders of the Company's $1.85 cumulative convertible preference stock.

On February 14, 1994, the Company's lending banks agreed to forbear from exercising their rights and remedies under the Second Amended Credit Agreement and continue to extend credit through March 15, 1994. For this period of time certain default criteria were specified and the Company agreed to collateralize the loan with the accounts receivable of its roofing distribution companies. During this forbearance period any loans by the Company bore interest of base rate plus one and one half percent (1 1/2%) or a total of 7 1/2%.

On March 4, 1994 the banks and the Company amended the Second Amended Credit Agreement by the execution of the Third Amended Credit Agreement to allow the Company to borrow up to $65 million until January 31, 1996. The loan, which is secured by substantially all of the Company's assets, is defined as a $40 million revolving credit line for working capital and letters of credit and a $25 million term loan for general corporate purposes. The revolving credit availability is determined with reference to a percentage, as defined by the Third Amended Credit Agreement, of accounts receivable and inventory which are pledged to the banks. The term loan must be reduced by $2.6 million on October 31, 1994, by $11.2 million on April 30, 1995 and by $11.2 million on January 31, 1996.

Repayment may also be required from excess proceeds from asset sales (calculated as the amount remaining after net asset sale proceeds are used to reduce revolving credit loans to less than borrowing base availability with borrowing base availability being calculated after the effect of such an asset sale). The difference of excess proceeds and the reductions as described in the paragraph above shall be applied to the term loan in inverse order of maturity. The term loan may also be required to be reduced on any other date by the amount (if any) by which the term loan exceeds 70% of the fair market value of all of the Company's fixed assets.

The Company believes these terms are adequate to allow for the ongoing restructuring to be completed. Interest on the revolving credit portion of the Third Amended Credit Agreement will be base rate (as specified on such agreement) plus 1% on all borrowings plus 1/2% on any unused portion. The interest on the term portion accrued at the base rate plus 2%. A restructuring fee of $200,000 on the revolving portion of the loan and $250,000 on the term loan is to be paid in eight equal quarterly installments. Additional fees associated with the debt





                                     F15
refinancing paid at closing will be amortized pro rata over the period of the loan agreement. In the event the revolving credit and term loan are repaid prior to maturity, any remaining installments of the fee will be paid at that time.

The Third Amended Credit Agreement allows for up to $5,000,000 in letters of credit. Current outstanding letters of credit approximate $2,761,000 compared to $3,792,000 in December 1992.

Average interest rates, the interest rate at December 31 and the average and maximum borrowings in thousands of dollars for the three years ended December 31, 1993, 1992 and 1991 under the Company's Revolving Credit Agreements, are shown below:

                             1993            1992                1991
                             ----            ----                ----
Interest rates:
Average during period       4.92%           4.49%               6.67%

At December 31           $44,000 @ 10%    $9,000 @ 4.06%      $7,000 @ 5.56%
                                          $2,500 @ 4.75%      $2,000 @ 5.75%
                                          $8,000 @ 4.09%
                                          $8,000 @ 4.20%

Average borrowings       $38,439          $22,966             $ 8,094
Maximum borrowings       $44,000          $33,500             $16,200

The Company has indemnified an advanced payment bond of approximately $3.5 million for a business owned by a minority shareholder of the Company's fixed site facility in San Leon, Texas.

The Company has capital lease obligations (see Note 13) with payments that extend to 1998 at interest rates which vary between 3.9% and 9.8% per annum. The principal balance of these obligations amounted to $2,471,000 and $3,824,000 at December 31, 1993 and 1992, respectively.

Maturities of long-term debt for each of the five years subsequent to December 31, 1993 are as follows:

1994 - $3,383,000;  1995 - $11,858,000; 1996 - $30,604,000;  1997 - $403,000;
1998 - $260,000. The Company incurred net interest expense of $2,472,000 in 1993 (net of $345,000 capitalized interest), $1,506,000 in 1992, and $1,026,000 in 1991.


4.  INCOME TAXES

Earnings (loss) from continuing operations before income taxes and the provision (benefit) for income taxes are shown below:

                                             Years Ended December 31,
                                             ------------------------
                                         1993          1992          1991
                                         ----          ----          ----
Earnings (loss) from continuing
 operations before income
 taxes:
       Domestic                      $(5,278,000)   $6,533,000    $5,926,000
       Foreign                                 0             0             0
                                     -----------    ----------    ----------
                                     $(5,278,000)   $6,533,000    $5,926,000
                                     ===========    ==========    ==========


                                     F16

                                             Years Ended December 31,
                                             ------------------------
                                         1993          1992          1991
                                         ----          ----          ----
Provision (benefit) for
 continuing operations:
       Domestic:
   Currently payable                 $   765,000    $1,544,000    $  489,000
   Deferred                           (1,402,000)     (675,000)        9,000
                                     -----------    ----------    ----------
                                     $  (637,000)   $  869,000    $  498,000
                                     ===========    ==========    ==========


The total provision (benefit) for income taxes varied from the U.S. federal statutory rate for the following reasons:


                                         1993          1992          1991
                                         ----          ----          ----
Continuing operations:
U.S. federal statutory rate             (34.0%)        34.0%         34.0%
State income taxes                        0.6           3.0           2.3
Alternative minimum tax                   0.0           0.0           1.4
Utilization of NOL
 carryforward                             0.0         (19.3)        (28.9)
Valuation reserve                        22.3           0.0           0.0
Other                                    (1.0)         (4.4)          (.4)
                                        -----         -----          ----
                                        (12.1%)        13.3%          8.4%
                                        =====         =====          ====


The provision (benefit) for income taxes related to discontinued operations amounted to ($304,000), $621,000 and $77,000 for 1993, 1992 and 1991,
respectively.

The deferred income tax asset recorded in the consolidated balance sheet results from differences between financial statement and tax reporting of
income and deductions.   A summary of the composition of the deferred income
tax asset at December 31, 1993 is as follows:

                                                                    Amount
                                                                    ------
                                                                (in thousands)
Deferred tax assets:
       Bad debt reserves                                            $ 1,150
       Compensation/pension accruals                                  1,683
       Inventory valuation accounts                                     675
       Reserves for liquidation & restructuring                       5,109
       Net operating loss                                             5,349
       Investment tax credit                                          1,233
       Minimum tax credit                                             1,091
       Other reserves & accruals                                        597
                                                                    -------
                 Total deferred tax assets                          $16,887
                                                                    -------

Deferred tax liabilities:
       Depreciation                                                  (2,219)
       Corporate owned life insurance                                  (470)
                                                                    -------
                 Total deferred tax liabilities                      (2,689)
                                                                    -------

Net deferred tax asset before valuation reserve                      14,198
Less:  Valuation reserve                                             (9,000)
                                                                    -------
Net deferred tax asset                                              $ 5,198
                                                                    =======





                                      F17

The Company has available for federal income tax purposes unused net operating loss and investment tax credit carryforwards, which may provide future tax benefits, expiring as follows:

         Year of                       Net                     Investment
       Expiration                 Operating Loss               Tax Credit
       ----------                 --------------               ----------
       1996                         $         0                $   97,000
       1997                                   0                   317,000
       1998                                   0                   135,000
       1999                                   0                   212,000
       2000                                   0                   297,000
       2001                                   0                   175,000
       2002                             138,000                         0
       2008                          15,140,000                         0
                                    -----------                ----------
                                    $15,278,000                $1,233,000
                                    ===========                ==========


Additionally, for federal income tax purposes, at December 31, 1993 the Company had available for carryforward minimum tax credits aggregating $1,091,000. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amounts of the carryforward which can be utilized.

The Company adopted FAS 109 in 1993 and has recorded the cumulative effect of the change in accounting principle of approximately $2.7 million as a benefit in the results of operations for the first quarter of 1993. This accounting change also requires the booking of a valuation reserve if it is more likely than not that the Company may not be able to realize the benefits of recorded deferred tax assets. At December 31, 1993 the Company recorded a net deferred tax asset of approximately $14.2 million and a valuation reserve of $9.0 million. As required under FAS 109, this valuation reserve was determined based upon the Company's review of all available evidence including projections of future taxable income. The Company expects the Housing Group to remain profitable and to be a significant contributor of future taxable income. In addition, the net deferred tax asset includes $1.1 million of minimum tax credits which do not expire. The Company has announced the closing of the majority of the environmental business. This segment of the Company was the main cause of recent poor earnings performance. As the effects of this action and other cost cutting measures produce favorable results, the deferred tax asset and related valuation reserve will be reviewed.



5.   STOCKHOLDERS' EQUITY

The $1.85 cumulative convertible preference stock is redeemable, in whole or in part, at the option of the Company, at a redemption price of $20.00 per share on and after May 15, 1993. The convertible preference stock has a liquidation value of $20 per share and is convertible at the option of the holder into common stock of the Company at a conversion price of $22.25 per share, subject to adjustment in certain events. Dividends are cumulative from the date of issue and are payable quarterly. Dividends have been paid through





                                     F18
the quarterly payment due on November 15, 1993. The Company's 5% cumulative preferred stock ranks senior to the convertible preference stock as to dividends and upon liquidation.

On June 18, 1992 the Company announced that its Board of Directors authorized it to buy back, on the open market or in privately negotiated transactions, up to 400,000 of its outstanding shares of common stock at prices available from time to time that the Company deems attractive. Since this announcement the Company has repurchased 92,007 shares in 1992 and 5,364 shares in 1993.

Under the 1992 stock option plan described in Note 6, 1,078,195 shares of common stock are reserved for issuance upon exercise of options and stock appreciation rights.

Under the terms of the Third Amended Agreement described in Note 3, annual cash dividends on the Company's preference stock are limited to $1,550,000. Redemptions of preference stock are prohibited without the banks' consent.
Cash dividends and redemptions with respect to the Company's 5% cumulative preferred stock are limited to $350,000 annually in the aggregate. The Company has suspended declaring dividends on all classes of stock. At December 31, 1993, dividends in arrears for the preferred and preference stock amounted to $377,000.



6.   EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company's "Bird Employees' Savings and Profit Sharing Plan" provides for a defined base contribution and profit sharing and savings contributions.


DEFINED BASE CONTRIBUTION

The Company contributes annually 2-7% of plan participants' basic compensation depending upon their age and employment status as of December 31, 1984. Vesting accrues at 20% per year of service. Contributions for continuing operations for the years ended December 31, 1993, 1992, and 1991 amounted to $352,000, $329,000, and $314,000, respectively.


PROFIT SHARING CONTRIBUTION

Profit sharing contributions are made annually, if earned, based upon certain defined levels of return on equity by the Company and its business units. The distribution of the contribution to the plan's participants is based upon annual basic compensation. Contributions for continuing operations for the years ended December 31, 1993, 1992, and 1991 amounted to $145,000, $148,000, and $151,000, respectively.





                                     F19

SAVINGS CONTRIBUTION

The Company's savings plan provides that eligible employees may contribute to the plan any whole percentage of their basic compensation varying from 2 to 15%. The Company may make discretionary matching contributions not exceeding 6% of the participant's basic compensation during the plan year. Such matching Company contributions are invested in shares of the Company's common stock.
The Company's contributions for continuing operations for the years ended December 31, 1993, 1992, and 1991 amounted to $155,000, $141,000, and $121,000, respectively.


POST RETIREMENT BENEFITS

Certain health care and life insurance benefits are provided for substantially all of the Company's retired employees, except those covered under union plans. Benefits are provided by the payment of premiums for life insurance benefits and the reimbursement for eligible employees of a portion of their health care premiums. The Company's cost for the years 1993, 1992, and 1991 amounted to $71,000, $71,000, and $102,000, respectively.

In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This statement establishes accounting standards principally for employers' accounting for postretirement health care and life insurance benefits. It requires the accrual of the expected cost of providing those benefits during the period that employee services are rendered. The Company adopted FAS 106 effective January 1, 1993. Adoption of the new statement did not materially effect the Company's financial position or results of operations.


EMPLOYEE INCENTIVE PLANS

Under the 1982 Stock Option Plan, as amended, options to purchase shares of the Company's common stock may be granted to officers, directors and key employees upon terms and conditions determined by a committee of the Board of Directors which administers the plan. The 1989 amendment increased from 700,000 to 900,000 the aggregate number of shares available for grant under the plan. In 1993 the Company adopted a new stock option plan which allows the issuance of up to 450,000 stock options in addition to the unissued shares approved for issuance under the 1982 plan. The new plan will expire in 2002 and no further options will be granted under the former plan. A Non-Employee Directors' Stock Option Plan was also adopted in 1993 which will automatically provide grants of options to each non-employee director serving on the Board of Directors at the time of such grant. Each annual grant will cover 2,500 shares of common stock and any recipient may not receive option grants exceeding a total of 30,000 shares. An aggregate of 100,000 shares of common stock will be available for grants under the Non-Employee Directors' Stock Option Plan.

Options granted by the committee may be designated as either incentive stock options, as defined under the current tax laws, or non- qualified





                                     F20
options. The committee may also grant stock appreciation rights, either singly or in tandem with stock options. A right entitles the holder to benefit from market appreciation in the Company's common stock subject to the right between the date of the grant and the date of exercise without any payment on the part of the holder. Upon exercise of a right, the holder surrenders the option and receives an amount of common stock (or, at the election of the committee, cash) equal in value to the amount of such appreciation.

The exercise price of option specified by the committee must be at least 100% of the fair market value of the Company's common stock as of the date of grant. All options and rights granted become exercisable at the rate of 20 to 25% per year, on a cumulative basis, beginning with the first anniversary of the date of grant for options granted under the Stock Option Plan and in full one year after grant for option granted under the Non-Employee Directors' Stock Option Plan. In case of termination of employment, options and grants vested, but not yet exercised, are subject to forfeiture under the Stock Option Plan and exercisable up to 90 days after termination for the Non-Employee Directors' Stock Option Plan.

Transactions involving the Stock Option Plan are summarized as follows for the years ended December 31, 1991, 1992 and 1993:

                                                   STOCK OPTIONS
                                                   -------------
Outstanding January 1, 1991
 ($5.00 to $18.875 per share)                         479,270
Granted ($12.25 to $15.00 per share)                   70,500
Exercised ($5.00 to $13.00 per share)                (135,340)
Canceled ($5.00 to $18.875 per share)                  (2,900)
                                                     --------
Outstanding December 31, 1991
 ($5.00 to $18.875 per share)                         411,530
                                                     ========

Outstanding January 1, 1992
 ($5.00 to $18.875 per share)                         411,530
Granted ($12.50 to $17.50 per share)                   20,500
Exercised ($5.50 to $11.50 per share)                 (24,250)
Canceled ($11.50 per share)                            (1,800)
                                                     --------
Outstanding December 31, 1992
 ($5.00 to $18.875 per share)                         405,980
                                                     ========

Outstanding January 1, 1993
 ($5.00 to $18.875 per share)                         405,980
Granted ($8.375 to $12.625 per share)                 419,500
Exercised ($6.50 to $11.125 per share)                 (5,080)
Canceled ($8.875 to $18.875 per share)                (21,600)
                                                     --------
Outstanding December 31, 1993
 ($5.00 to $17.50 per share)                          798,800
                                                     ========

Exercisable December 31, 1993
 ($5.00 to $17.50 per share)                          360,100

Shares available for granting options:
 January 1, 1993                                      127,295
 December 31, 1993                                    279,395

In tandem with the stock options there are 147,820 stock appreciation rights at December 31, 1993.





                                     F21

LONG TERM INCENTIVE COMPENSATION

Under the terms of a Long Term Incentive Compensation Plan, certain officers and key management employees shall receive common stock of the Company on a restricted time lapse grant basis. At December 31, 1993, 219,375 shares of the Company's common stock had been issued from treasury stock and are being held in escrow by the Company. These shares are released from escrow and delivered to the plan's participants when and if the market price of the Company's common stock has achieved certain designated levels between $12 and $24 per share for 30 consecutive days prior to June 28, 1994 or in any event if the participant has remained in the continuous employ of the Company through June 2003.
Certain market prices were achieved and maintained for the required 30-day period during 1993, 1992, and 1991. Therefore, 45,630, 54,405, and 31,590
shares of the Company's common stock were released in June of 1993, 1992, and 1991, respectively, to the plan's participants.

Amortization of unearned compensation under this agreement for the years 1993, 1992, and 1991 amounted to $595,000, $396,000 and $253,000, respectively. The unamortized value of the shares granted is shown in the accompanying balance sheet as unearned compensation.



7.     DISCONTINUED BUSINESS ACTIVITIES

The Company records income and expenses associated with former business activities on the Consolidated Statement of Operations under the caption "Discontinued Business Activities". The Company recorded expenses related to discontinued business activities of $268,000, $178,000, and $189,000 for the years 1993, 1992, and 1991, respectively. These charges against earnings include warranty claims and other costs directly related to discontinued business activities.



8.     OTHER INCOME AND EXPENSE

Other expense was $3.3 million in 1993 compared to other income of $.2 million in 1992. A series of non-recurring items developed at the end of 1993 that required a number of charges to 1993 results of operations. The majority of these are outlined in the following paragraphs:

Accounting requirements associated with the responsible parties on an environmental cleanup require the Company to maintain a reserve sufficient enough to absorb the full cost of the Company's portion of the cleanup. Based on recent site assessments, the Company increased the cleanup reserve by $500,000 based on the Company's estimated share of the proportionate costs.

The Company was previously considering the development of real property which, as a result of the recent cash and bank situation, no further development is possible. Based on the estimated net realizable value of the property, the Company wrote-off its $1.3 million investment.





                                     F22

To satisfy the remaining portion of an outstanding receivable, the Company previously accepted a $1.3 million note, collateralized by a secondary interest in a mortgage portfolio. A recent assessment of the portfolio and the bankruptcy of the debtor, indicated the note to be of no value, therefore it was written off.

The recent termination of the former Chief Executive Officer of the Company resulted in a $850,000 reserve to cover a cash settlement under the employment agreement amounting to $776,190 and health insurance premiums until 1997 when he will be 65 years of age.

The remainder of "Other (Income)/Expense" is comprised of other miscellaneous adjustments of a more normal nature and income of approximately $1.3 million from a settlement with an insurance provider relating to product liability claims.


9.     DISCONTINUED OPERATIONS

Environmental Businesses

On June 18, 1994, the Company agreed to sell its interest in BEGCI, the "off-site" business, to the minority shareholders on or before February 28, 1995, subject to financing, resulting in a write-down of approximately $9 million to its estimated net realizable value. The accompanying consolidated financial statements do not reflect any such adjustment to the recorded investment in this facility. This agreement represented the complete withdrawal from the environmental business by the Company. Accordingly, the operating results, for all years presented, relating to the environmental businesses have been recorded as discontinued operations. Net sales relating to these environmental businesses amounted to $24,681,000, $31,334,000 and $14,328,000 for 1993, 1992 and 1991, respectively.

Additionally, in 1993 the Company decided to close the "on-site" environmental remediation business. This business involved environmental remediation projects such as the processing of oily waste sites at a refinery, operations and management of waste processing sites and the removal and remediation of sludge. The contracts with customers are generally fixed price and usually for periods less than one year. As a result of the decision to exit, the Company recorded a provision totaling approximately $11 million. Included in this provision is a $5.8 million write-down of certain assets to net realizable value, $2.1 million for certain contracts including any additional amounts due to stipulated buyouts, $635,000 for severance-related payments, $740,000 for inventory and other assets, $1 million for the write-off of intangible assets and $700,000 for other expenses due to lease buyouts, fees and other general expenses. The Company is not accepting any new contracts and expects the phase-out period to end by July 31, 1994.

Included in the 1993 environmental results is a restructuring reserve of $2 million relating primarily to the environmental business. Included in this provision is $300,000 for severance and benefit payments, $700,000 for lease buyouts, $650,000 for expected losses on exiting certain contracts, and $350,000 of other costs. This charge was offset by a $858,000 gain on the sale of the municipal sludge





                                      F23
business. These amounts, including the operating results, are recorded as discontinued operations.

The $1,150,000 restructuring reserve established in 1992 included $400,000 for severance payments, $150,000 for office closure, $100,000 for relocations, and $500,000 for other expenses. This reserve is primarily related to the consolidation of the environmental business. This amount, including the operating results of the environmental businesses, is recorded as discontinued operations. In addition, included in the 1991 loss from discontinued operations is $315,000 (after-tax) relating to the operations of the environmental businesses.


Bird Machine Company

In 1991, the Company was a co-defendant in an action brought by TRW, Inc. seeking damages in connection with the alleged non-performance of ten industrial centrifuges purchased from the former subsidiary, Bird Machine Company, Inc. The cost associated with the defense of this case amounting to $564,000 has been included in the consolidated statement of operations as a loss from discontinued operations in 1991. On April 24, 1992, the court dismissed the Company from the lawsuit by granting the Company's motion for a directed verdict.


10.    ACQUISITIONS

In January 1991, the Company acquired a minority interest in Mid-South Building Supply, Inc., a distributor of building materials products, for cash. This investment has been accounted for under the equity method and the Company's share of its results of operations since the date of acquisition are included in the Consolidated Financial Statements. In September 1991, the Company also acquired the assets and operations of Barnstable County Supply Co., a distributor of building materials products, for shares of Bird Corporation's common stock. This acquisition has been accounted for as a purchase and the net assets and results of operations since the date of acquisition are included in the Consolidated Financial Statements. The cost of the acquired business in the year acquired was not material to the financial condition of the Company and had the acquisition occurred at the beginning of that year, the results of operations would not have been materially affected.

In March of 1992, the Company acquired certain assets of a Connecticut distributor of building materials products. The cost of this acquisition was not material to the financial condition of the Company. This acquisition, with Atlantic Building Products Corporation of Vermont and Massachusetts, provides the Company with the capacity for captive distribution of its housing products in certain markets throughout the Northeast.

On July 1, 1992 the Company entered into a 50% joint venture with Kensington Manufacturing Company, to manufacturer vinyl replacement windows through Kensington Partners ("Kensington"). The Company's portion of the joint venture results have been reported using the equity method. In 1993, Kensington accepted significant contracts which provided an immediate impact of new orders. Additionally,





                                      F24

Kensington greatly improved the design of its windows by introducing a new manufacturing process. The combination of the rapid increase of business and manufacturing changes caused unusual delays in meeting customer needs and therefore sales and profits were negatively impacted. As a result, Kensington experienced serious cash needs which further hampered production requirements. On January 25, 1994 the bank servicing the Kensington loan gave notice that Kensington had breached certain financial covenants. Subsequently, the financing bank agreed to forbear from exercising their rights and remedies under the loan agreement until April 30, 1994. Primarily as a result of the recent loss and this financing situation, Kensington's independent accountants
have issued a "going concern" opinion at December 31, 1993.   After negotiating
with its partner, Bird Corporation agreed to invest additional cash in return for temporarily increasing ownership in Kensington to 90%. The terms of the new agreement (which expires on December 31, 2012) allow Kensington to return to an equal partnership if, before the later of December 31, 1994 or six months following the Company's last investment, its partner can match the additional investment made by the Company. Under the terms of the Kensington Partnership Agreement, a Management Committee was established to oversee the operations of the partnership. The agreement required, among other things, unanimous approval of the Management Committee for the following: (a) any distributions;
(b) the incurrence of any indebtedness; (c) the creation of any form of encumbrance; (d) the adoption or modification of the partnership's annual plan and operating budget; and (e) any transaction requiring expenditures in excess of $15,000 and not contemplated in or provided for in the annual business plan or operating budget. Each partner is entitled to name two of the five members of the Management Committee with the fifth member being the President of Kensington. Approval from both partners was required to hire the President of Kensington. Significant operating decisions require unanimous approval as noted above. Accordingly, the Company does not possess unilateral control and, as a result, the partnership is accounted for on the equity method. The new management committee formed by the partners has been established to oversee the turnaround of the partnership's operations. Also, the partners hired a new management team to run the partnership and report to the management committee.

The following table represents summarized financial information for Kensington Partners. The 1992 numbers represent six months.

                                                  December        December
                                                    1993            1992
                                                    ----            ----
                   (000) omitted
       Current assets                             $ 7,101         $ 5,035
       Property and Equipment                       2,870           2,453
       Other Assets                                 1,377             321
                                                  -------         -------
                 Total Assets                     $11,348         $ 7,809
                                                  =======         =======
       Current Liabilities                        $10,072         $ 3,209
       Other Liabilities                            1,471             146
                                                  -------         -------
                 Total Liabilities                $11,543         $ 3,355
                                                  =======         =======


                                                  Years Ended December 31,
                                                    1993            1992
                                                    ----            ----
       Net Sales                                  $21,255         $10,199
       Gross Profit                                 1,469           2,252
       Net Loss                                    (5,249)            (36)





                                     F25

The Company recorded fifty percent of the loss from operations under the equity method which is shown separately on the consolidated statement of operations. The Company's investment in Kensington is $666,000 at December 31, 1993 which represents cost in excess of acquired assets and is being amortized over the term of the current partnership agreement. In 1994, the Company increased its investment by contributing capital of $750,000 and by collateralizing $750,000 through a deposit in Kensington's bank. In September 1993, the Company also co-guaranteed a $2,500,000 line of credit and a $1.3 million capital lease. Accordingly, any default by Kensington will cause a default on the Company's Revolving Credit Agreement with its banks.

In September of 1992, the Company foreclosed on a security interest held by it on collateral provided by a distributor of building material products serving Long Island, New York. The Company now operates that business under the name of New York Building Products, as part of its distribution business.



11.   ADDITIONAL FINANCIAL INFORMATION

The following table sets forth additional financial information from continuing operations:

                                          Years Ended December 31,
                                          ------------------------
                                     1993          1992           1991
                                     ----          ----           ----
Maintenance and Repairs           $5,530,000    $5,063,000     $4,401,000
Depreciation of Property,
 Plant and Equipment              $3,757,000    $3,600,000     $3,292,000
Advertising                       $1,230,000    $1,051,000     $1,037,000

Amortization of intangible assets, pre-operating costs and similar deferrals, taxes other than payroll and income taxes, royalties and research and development expenses were less than 1% of net sales.

The following items included in the consolidated balance sheet under the caption "Accounts Payable and Accrued Expenses" amounted to 5% or more of the total of current liabilities caption at December 31, 1993 and 1992.

                                            1993                    1992
                                            ----                    ----
Accounts payable                        $11,186,000             $ 7,771,000
Remuneration and related items          $ 1,095,000             $ 2,087,000
Accrued expenses                        $ 9,346,000             $ 6,595,000
Reserve for environmental contract
 loss                                   $ 4,750,000             $         0
                                        -----------             -----------
                                        $26,377,000             $16,453,000
                                        ===========             ===========

The Company warrants under certain circumstances that its Housing Group's products meet certain manufacturing and material specifications. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer





                                     F26
settlements when it determines that a specific liability exists or a payment will be made. During 1993, 1992 and 1991, the Company recorded (exclusive of those claims included in discontinued business activities) approximately $3,196,000, $2,585,000, and $1,829,000 respectively, in warranty expenses and elective customer settlements. The warranty related expense included in discontinued business activities for 1993, 1992 and 1991 amounted to approximately $104,000, $93,000 and $62,000, respectively. Based upon analyses performed by the Company's management together with an outside consulting statistician, a reasonably possible range of potential liability from unasserted warranty obligations for all products sold prior to December 31, 1993 is estimated to be between $3.3 million and $17.5 million. However, the Company has not recorded any liability for these future unasserted claims or complaints because management has concluded, based on such analyses, that no particular estimate within this range is probable.



12.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases certain manufacturing, administrative, warehousing, transportation equipment and other facilities. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

At December 31, 1993 minimum lease commitments under noncancelable operating leases are as follows:

 Year             Real Estate         Equipment              Total
 ----             -----------        ----------           ----------
 1994            $   570,000         $2,490,000           $3,060,000
 1995                462,000            978,000            1,440,000
 1996                237,000            224,000              461,000
 1997                116,000             35,000              151,000
 1998                  3,000                  0                3,000
 Later years          43,000                  0               43,000
                   ---------          ---------            ---------
                  $1,431,000         $3,727,000           $5,158,000
                   =========          =========            =========

Total rental expense for continuing operations, exclusive of taxes, insurance and other expenses paid by the lessee related to all operating leases (including those with terms of less than one year) was as follows:

        Year        Amount
        ----        ------
        1993     $ 3,202,000
        1992     $ 3,050,000
        1991     $ 3,204,000

The following represents property under capital leases:

                                                           December 31,
                                                     1993              1992
                                                     ----              ----
Machinery and equipment                           $5,090,000        $5,892,000
Less, accumulated depreciation                     1,742,000         1,566,000
                                                  ----------        ----------
                                                  $3,348,000        $4,326,000
                                                  ==========        ==========





                                     F27

At December 31, 1993 minimum lease commitments under capital leases are as follows:

       Year                                               Amount
       ----                                               ------
       1994                                            $  916,000
       1995                                               752,000
       1996                                               465,000
       1997                                               437,000
       1998                                               235,000
                                                       ----------
       Total minimum lease payments                     2,805,000
       Imputed interest                                  (334,000)
                                                       ----------
       Total future principal payments
        of lease obligations                           $2,471,000
                                                       ==========


LITIGATION

Since 1981, the Company has been named as a defendant in approximately 450 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos in products manufactured and sold by the Company. Approximately 140 of these cases are currently pending and costs of approximately $1.4 million in the aggregate have been incurred in the defense of these claims since 1981.
The Company's insurance provider has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgements, if any. The anticipated resolution of the pending claims will not, in the opinion of management, have a material impact on the Company's consolidated financial position and results of operations.

In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York. The ultimate cost of the remedial work and other expenses covered by the settlement agreement can only be estimated. The Company has provided a reserve amounting to $920,000 at December 31, 1993 for its estimated share of the ultimate cost of cleanup.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. Status as a PRP means that the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In





                                     F28
assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of the PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company.
On the basis of such consideration, management has determined that such environmental matters will not have a material affect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to $206,000 at December 31, 1993 for its estimated share of the ultimate cost of cleanup for such claims excluding any potential sources of indemnification or recovery from third parties.

In March 1994, the Company received a notice of violation from the Texas Natural Resource Conservation Commission ("TNRCC"). The notice alleges that the Company was not in compliance with regulations of the TNRCC relating to labeling, permitting, storage and disposal of certain hazardous waste. The notice proposes certain corrective action on the part of the Company as well as payment of administrative penalties.

The Company is in the early stages of discussions with the TNRCC and, accordingly, is unable to assess the nature and extent of any corrective action which is likely to be required with respect thereto. Accordingly, such administrative penalties can not be reasonably estimated at this point in time.

The Company is also exposed to a number of other asserted and unasserted potential claims encountered in the normal course of business and unrelated to environmental matters. In the opinion of management, the resolution of such claims will not have a material adverse affect on the Company's financial position or results of operations.



13.  OPERATIONS IN DIFFERENT INDUSTRIES

The Company has had two business segments which it defined as the Housing Group and the Environmental Group.

The Housing Group manufactures and markets residential and commercial roofing products in the Northeastern United States, including a full line of fiberglass based asphalt shingles and roll roofing. The Group also manufactures vinyl siding, window profiles, trim and accessories which are distributed nationwide. The Group operates distribution centers primarily in the Southeastern and Southwestern markets for vinyl siding and in the Arizona and Northeastern markets for roofing and other building materials products.





                                     F29

Until recently the Company's Environmental Group provided recycling, remediation, and beneficial re-use services for applications as diverse as food processing waste streams, oily waste recovery and the treatment of municipal wastes. Generally, these on-site services recover valuable constituents, remove wastes and reduce the volume of materials which must be disposed of by other means. In December 1993, the Company decided to close this portion of the environmental segment and dedicate this group to operating BEGCI, the fixed site facility in Texas. As discussed in Note 9, the company agreed to sell its interest in BEGCI to the minority shareholders. Accordingly, due to the Company's exit from the environmental business in its entirety, the results of operations have been recorded as discontinued operations.

Net sales represent sales to unaffiliated customers. Identifiable assets are those that are used in the Company's operations in each industry segment. Corporate assets are principally cash investments and equivalents, certain notes receivable and property maintained for general corporate purposes. As discussed in Note 9, the results of operations for the environmental group for the three years ended December 31, 1993 have been recorded as discontinued operations. Accordingly, net sales, cost of sales and SG&A relating to this segment are not shown below.





                                     F30

                                           Year ended December 31,
              (000 omitted)             1993         1992         1991
                                        ----         ----         ----
Housing Group
- -------------
Net Sales                             $187,745     $164,202     $137,059
                                      ========     ========     ========

Cost of Sales                         $151,664     $128,371     $107,226
                                      ========     ========     ========

S.G.& A.                               $25,746      $22,493      $17,417
                                      ========     ========     ========


Earnings (loss) from continuing
   operations before income taxes:
   Housing group operating income       $7,121      $13,338      $12,416
   Other income                              0          197          331
   Other non-recurring income              877            0            0
                                      --------     --------     --------
                                         7,998       13,535       12,747


   Interest exense                      (2,472)      (1,506)      (1,026)
   Other write offs                     (3,834)           0            0
   Corporate office expenses            (6,970)      (5,496)      (5,795)
                                      --------     --------     --------
                                       ($5,278)      $6,533       $5,926
                                      ========     ========     ========


Identifiable assets:
   Housing group                       $95,663      $79,568      $66,406
   Environmental group                  23,250       25,935       19,669
   Corporate office                      4,316       13,028       13,829
                                      --------     --------     --------
                                      $123,229     $118,531      $99,904
                                      ========     ========     ========

Depreciation:
   Housing group                        $3,670       $3,488       $3,182
   Environmental group                   1,686        1,620          732
   Corporate office                         87          112          110
                                      --------     --------     --------
                                        $5,443       $5,220       $4,024
                                      ========     ========     ========

Capital expenditures:
   Housing group                        $4,505       $3,683       $4,009
   Environmental group                  12,251        3,201        1,437
   Corporate office                         56           63           42
                                      --------     --------     --------
                                       $16,812       $6,947       $5,488
                                      ========     ========     ========




                                     F31

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1993 and 1992 is shown below:

                                                              Three Months Ended
                                                 March 31    June 30    Sept. 30      Dec. 31
                                                ---------    --------   ---------    --------
                                              (thousands of dollars, except per share amounts)
1993
Net sales                                         $34,943     $52,131     $53,438     $47,233
Gross profit                                       $7,230     $10,922     $10,786      $7,143 (1)
Earnings(loss):
   Continuing Operations                             $245      $1,296      $1,573     ($7,753)
   Discontinued Operations                        ($1,407)    ($1,114)    ($2,857)   ($21,038)
   Cumulative effect of accounting change          $2,733
                                                 --------    --------     -------    --------
Net earnings (loss)                                $1,571        $182     ($1,284)   ($28,791)
                                                 ========    ========     =======    ========

Earnings per share data:
Primary earnings  (loss) per
   common share:
      Continuing operations                        ($0.04)      $0.22       $0.29      ($1.97)
      Discontinued operations                      ($0.34)     ($0.27)     ($0.70)     ($5.10)
      Cumulative effect
         of accounting change                       $0.67       $0.00       $0.00       $0.00
                                                 --------    --------     -------    --------
      Net earnings (loss)                           $0.29      ($0.05)     ($0.41)     ($7.07)
                                                 ========    ========     =======    ========

                                                             Three Months Ended
                                                 March 31    June 30    Sept. 30     Dec. 31
                                                ---------    --------   ---------    --------
                                               (thousands of dollars, except per share amounts)
1992
Net sales                                         $30,916     $45,645     $47,930     $39,711
Gross profit                                       $7,460      $9,934     $10,526      $7,911
Earnings(loss):
   Continuing Operations                             $655      $2,089      $2,754        $165
   Discontinued Operations                          ($645)        $61     ($1,282)      ($706)
                                                  -------     -------     -------     -------
Net earnings (loss)                                   $10      $2,150      $1,472       ($541)
                                                  =======     =======     =======     =======

Earnings per share data:
Primary earnings  (loss) per
   common share:
      Continuing operations                         $0.07       $0.42       $0.59      ($0.06)
      Discontinued operations                      ($0.16)      $0.01      ($0.32)     ($0.17)
                                                  -------     -------     -------     -------
      Net earnings (loss)                          ($0.09)      $0.43       $0.27      ($0.23)
                                                  =======     =======     =======     =======



(1) Decrease in gross profit in the fourth quarter compared to the previous quarter is due primarily to increased raw material costs that could not be passed on via price increases



                                     F32

                                                                      SCHEDULE V

                       BIRD CORPORATION and Subsidiaries
                         PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED DECEMBER 31, 1993


                                     ADDITIONS AT COST
                    BALANCE          -----------------          RETIREMENTS,          BALANCE
                  DECEMBER 31,     PURCHASED                     SALES AND          DECEMBER 31,
DESCRIPTION          1992          FOR CASH      OTHER(a)     RECLASSIFICATIONS        1993
                  -----------      --------      --------     -----------------     ------------
Land and land
 improvements     $ 3,718,000    $   401,000     $    -0-        $    597,000         $ 4,716,000
Buildings          14,436,000        684,000          -0-            (420,000)         14,700,000
Machinery and
 equipment         45,470,000      7,073,000          -0-         (11,857,000)         40,686,000
Construction
 in progress        3,032,000      8,654,000          -0-           3,196,000          14,882,000
                  -----------    -----------     --------        ------------         -----------

                  $66,656,000    $16,812,000     $    -0-        $ (8,484,000)        $74,984,000
                  ===========    ===========     ========        ============         ===========


                                                                     SCHEDULE VI

                          ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993

                                     ADDITIONS AT COST
                    BALANCE          -----------------          RETIREMENTS,          BALANCE
                  DECEMBER 31,     PURCHASED                     SALES AND          DECEMBER 31,
DESCRIPTION          1992          FOR CASH      OTHER(a)     RECLASSIFICATIONS        1993
                  -----------      --------      --------     -----------------     ------------
Land and land
 improvements     $   484,000    $   47,000      $    -0-        $   (23,000)         $   508,000
Buildings           5,173,000       727,000           -0-            (87,000)           5,813,000
Machinery and
 equipment         23,448,000     4,669,000           -0-         (4,028,000)          24,089,000
                  -----------    ----------      --------        -----------          -----------
                  $29,105,000    $5,443,000      $    -0-        $(4,138,000)         $30,410,000
                  ===========    ==========      ========        ===========          ===========


(a)  Reflects property, plant and equipment of businesses acquired.





                                      F33

                                                                      SCHEDULE V

                       BIRD CORPORATION and Subsidiaries
                         PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992


                                     ADDITIONS AT COST
                    BALANCE          -----------------          RETIREMENTS,          BALANCE
                  DECEMBER 31,     PURCHASED                     SALES AND          DECEMBER 31,
DESCRIPTION          1992          FOR CASH      OTHER(a)     RECLASSIFICATIONS        1992
                  -----------      --------      --------     -----------------     ------------
Land and land
 improvements     $ 2,896,000    $  911,000      $    -0-        $   (89,000)         $ 3,718,000
Buildings          13,696,000       563,000        75,000            102,000           14,436,000
Machinery and
 equipment         41,939,000     4,735,000       236,000         (1,440,000)          45,470,000
Construction
 in progress        1,443,000       427,000           -0-          1,162,000            3,032,000
                  -----------    ----------      --------        -----------          -----------

                  $59,974,000    $6,636,000      $311,000        $  (265,000)         $66,656,000
                  ===========    ==========      ========        ===========          ===========


                                                                     SCHEDULE VI

                          ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992

                                     ADDITIONS AT COST
                    BALANCE          -----------------          RETIREMENTS,          BALANCE
                  DECEMBER 31,     PURCHASED                     SALES AND          DECEMBER 31,
DESCRIPTION          1992          FOR CASH      OTHER(a)     RECLASSIFICATIONS        1992
                  -----------      --------      --------     -----------------     ------------
Land and land
 improvements     $   416,000    $   52,000      $    -0-        $  16,000            $   484,000
Buildings           4,529,000       650,000           -0-           (6,000)             5,173,000
Machinery and
 equipment         19,052,000     4,518,000           -0-         (122,000)            23,448,000
                  -----------    ----------      --------        ---------            -----------
                  $23,997,000    $5,220,000      $    -0-        $(112,000)           $29,105,000
                  ===========    ==========      ========        =========            ===========


(a)  Reflects property, plant and equipment of businesses acquired.





                                      F34

                                                                      SCHEDULE V

                       BIRD CORPORATION and Subsidiaries
                         PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991


                                     ADDITIONS AT COST
                    BALANCE          -----------------          RETIREMENTS,          OTHER            BALANCE
                  DECEMBER 31,     PURCHASED                     SALES AND           CHARGES          DECEMBER 31,
DESCRIPTION          1992          FOR CASH      OTHER(a)     RECLASSIFICATIONS     DEDUCT (b)           1991
                  -----------      --------      --------     -----------------     ----------        ------------
Land and land
 improvements     $ 2,360,000    $   238,000     $   327,000     $(29,000)          $     -0-          $ 2,896,000
Buildings          11,400,000        710,000       1,607,000      (21,000)                -0-           13,696,000
Machinery and
 equipment         28,049,000      6,336,000       8,483,000      (34,000)           (895,000)          41,939,000
Construction
 in progress        3,239,000     (1,796,000)           -0-           -0-                 -0-            1,443,000
                  -----------    -----------     -----------     --------           ---------          -----------
                  $45,048,000    $ 5,488,000     $10,417,000     $(84,000)          $(895,000)         $59,974,000
                  ===========    ===========     ===========     ========           =========          ===========


                                                                     SCHEDULE VI

                          ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991

                                     ADDITIONS AT COST
                    BALANCE          -----------------          RETIREMENTS,          OTHER            BALANCE
                  DECEMBER 31,     PURCHASED                     SALES AND           CHARGES          DECEMBER 31,
DESCRIPTION          1992          FOR CASH      OTHER(a)     RECLASSIFICATIONS     DEDUCT (b)           1991
                  -----------      --------      --------     -----------------     ----------        ------------
Land and land
 improvements     $   301,000    $   50,000      $   94,000      $(29,000)          $     -0-          $   416,000
Buildings           3,425,000       554,000         562,000       (12,000)                -0-            4,529,000
Machinery and
 equipment         11,888,000     3,420,000       4,631,000         8,000            (895,000)          19,052,000
                  -----------    ----------      ----------      --------           ---------          -----------
                  $15,614,000    $4,024,000      $5,287,000      $(33,000)          $(895,000)         $23,997,000
                  ===========    ==========      ==========      ========           =========          ===========

(a)  Reflects property, plant and equipment of businesses acquired.
(b)  Reflects elimination of fully depreciated assets.





                                      F35

                                                                   SCHEDULE VIII

                       BIRD CORPORATION and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 1993


                                                ADDITIONS
                                         -------------------------
                                         CHARGED OR    CHARGED OR
                            BALANCE      CREDITED TO   CREDITED TO                  BALANCE
                          DECEMBER 31,   COSTS AND     OTHER                        DECEMBER 31,
                             1992        EXPENSES      ACCOUNT       DEDUCTIONS        1993
                          -----------    --------      -------       ----------     ------------
Deducted from assets:

Allowance for
 doubtful accounts:

     Current             $2,978,000    $2,162,000    $47,000(a)      $(914,000)(b)   $4,273,000
                         ==========    ==========    =======         =========       ==========



(a)  Represents recovery of balances previously written off.

(b)  Uncollectible balances written off by a charge to reserve.





                                      F36

                                                                   SCHEDULE VIII

                       BIRD CORPORATION and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 1992


                                                ADDITIONS
                                         -------------------------
                                         CHARGED OR    CHARGED OR
                            BALANCE      CREDITED TO   CREDITED TO                  BALANCE
                          DECEMBER 31,   COSTS AND     OTHER                        DECEMBER 31,
                             1991        EXPENSES      ACCOUNT       DEDUCTIONS        1992
                          -----------    --------      -------       ----------     ------------
Deducted from assets:

Allowance for
 doubtful accounts:

     Current             $1,235,000    $1,365,000    $1,347,000(a)   $(969,000)(b)   $2,978,000
                         ==========    ==========    ==========      =========       ==========



(a) Represents the allowance for doubtful accounts of businesses acquired $1,290,000 and the recovery of balances previously written off $57,000.

(b)  Uncollectible balances written off by a charge to reserve.





                                      F37

                                                                   SCHEDULE VIII

                       BIRD CORPORATION and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 1991


                                          ADDITIONS
                                   -------------------------
                                   CHARGED OR    CHARGED OR
                      BALANCE      CREDITED TO   CREDITED TO                     BALANCE
                    DECEMBER 31,   COSTS AND     OTHER                           DECEMBER 31,
                       1990        EXPENSES      ACCOUNT       DEDUCTIONS           1991
                    ------------   --------      -------       ----------        ------------
Deducted from assets:

Allowance for
 doubtful accounts:

     Current         $1,527,000    $1,015,000    $123,000(a)   $(1,430,000)(b)   $1,235,000
                     ==========    ==========    ========      ===========       ==========


(a) Represents the allowance for doubtful accounts of businesses acquired $72,000 and the recovery of balances previously written off $51,000.

(b)  Uncollectible balances written off by a charge to reserve.





                                      F38

                                                                      EXHIBIT 11
                               BIRD CORPORATION
                 COMPUTATION OF EARNINGS PER COMMON SHARE (1)
          (Thousands of dollars, except share and per share amounts)


                                                         YEAR ENDED DECEMBER 31,
                                                     1993        1992         1991
                                                  ----------  ----------   ----------
Primary earnings per share

  Earnings (loss) from continuing operations         ($1,908)     $5,664       $5,428
  Deduct dividend requirements:
    Preferred stock                                      (30)        (30)         (30)
    Convertible preference stock                      (1,506)     (1,506)      (1,506)
                                                  ----------  ----------   ----------
  Net earnings (loss) from continuing operations      (3,444)      4,128        3,892

  Net loss from discontinued operations              (26,414)     (2,573)        (249)
                                                  ----------  ----------   ----------
  Net earnings (loss) applicable
   to common stock                                  ($29,858)     $1,555       $3,643
                                                  ----------  ----------   ----------

  Weighted average number of common
    shares outstanding (1)                         4,097,999   4,009,832    3,759,242
  Assuming exercise of options reduced by         ----------  ----------   ----------
    the number of shares which could have
    been purchased with the proceeds from
    exercise of such options   (3)                         0     131,613       91,568
                                                  ----------  ----------   ----------

  Weighted average number of common
    shares outstanding as adjusted                 4,097,999   4,141,445    3,850,810
                                                  ----------  ----------   ----------

  Primary earnings (loss) per common share:
    Continuing operations                             ($1.51)      $1.00        $1.01
    Discontinued operations                           ($6.45)     ($0.62)      ($0.06)
    Cumulative effect of accounting change             $0.67       $0.00        $0.00
                                                  ----------  ----------   ----------

    Applicable to common stock                        ($7.29)      $0.38        $0.95
                                                  ----------  ----------   ----------

                                     F39

                                                                      EXHIBIT 11
                               BIRD CORPORATION
                 COMPUTATION OF EARNINGS PER COMMON SHARE (1)
          (Thousands of dollars, except share and per share amounts)


                                                         YEAR ENDED DECEMBER 31,
                                                     1993        1992         1991
                                                  ----------  ----------   ----------
Fully diluted earnings per share (2)

  Earnings from (loss) continuing operations         ($1,908)     $5,664       $5,428
  Deduct dividend requirements of
    preferred stock                                      (30)        (30)         (30)
                                                  ----------  ----------   ----------
  Net earnings (loss) from continuing operations      (1,938)      5,634        5,398

  Net loss from discontinued operations              (26,414)     (2,573)        (249)
                                                  ----------  ----------   ----------
  Net earnings (loss) applicable
   to common stock                                  ($28,352)     $3,061       $5,149
                                                  ----------  ----------   ----------

  Weighted average number of common
    shares outstanding (1)                         4,097,999   4,010,751    3,763,078
  Assuming exercise of options reduced by
    the number of shares which could have
    been purchased with the proceeds from
    exercise of such options                               0      99,828       94,387
  Assuming conversion of convertible
    preference stock                                 731,955     731,955      731,955
                                                  ----------  ----------   ----------

  Weighted average number of common
    shares outstanding as adjusted                 4,829,954   4,842,534    4,589,420
                                                  ----------  ----------   ----------
  Fully diluted earnings (loss) per common share:
    Continuing operations                             ($0.97)      $1.16        $1.17
    Discontinued operations                           ($5.57)     ($0.53)      ($0.05)
    Cumulative effect of accounting change             $0.67       $0.00        $0.00
                                                  ----------  ----------   ----------
    Applicable to common stock                        ($5.87)      $0.63        $1.12
                                                  ----------  ----------   ----------

(1) See Note 1 of Notes to Consolidated Financial Statements.

(2) These calculations are submitted in accordance with Securities Exchange Act of 1934, Release No. 9083, although in certain instances, it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

(3) APB 15 paragraph 30 indicates, computation of primary earnings per share should should not give effect to common stock equivalents if their inclusion has the effect of decreasing the loss per share amount otherwise computed or is anti-dilutive


                                     F40

                                                                      EXHIBIT 22

                                BIRD CORPORATION


Significant Subsidiaries:

All subsidiaries are majority owned and are included in the Consolidated Financial Statements.




                                                             State in Which
                                                       Incorporated or Organized
                                                       -------------------------
Bird Incorporated                                             Massachusetts

Bird Environmental Gulf Coast, Inc.                           Texas

Bird Environmental Technologies, Inc. (F/K/A                  Delaware
  Bird Environmental Systems and Services, Inc.)

Southland Building Products, Inc.                             Texas

Southwest Roofing Supply, Inc.                                Delaware

Southwest Express, Inc.                                       Massachusetts

Greater Louisville Aluminum, Inc. (d.b.a GLACO)               Kentucky

Atlantic Building Products Corporation                        Vermont

Bird Vinyl Products, Inc.                                     Delaware

New York Building Products, Inc.                              New York





                                      F41

                                                                  EXHIBIT 23 (a)





                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Prospectuses constituting part of these Registration Statements on Form S-3(No. 33-44475); Form S-4(No. 33-44403) and Forms S-8(Nos. 33-36304, 33-67826, 33-67828 and
33-36305) of our report dated March 10, 1994 (except as to Note 9, which is as of June 18, 1994) appearing on Page F2 of Bird Corporation's From 10-K/A-2 for the year ended December 31, 1993.




/s/ Price Waterhouse LLP
Boston, Massachusetts
February 21, 1995





                                      F42

                      CONSENT OF INDEPENDENT ACCOUNTANTS




We hereby consent to the incorporation by reference in the Prospectuses constituting part of these Registration Statements on Form S-3 (No. 33-44475); Form S-4 (No. 33-44403) and Forms S-8 (Nos. 33-36304, 33-36305, 33-67826
and 33-67828 of our report dated February 19, 1994 (except for the last three paragraphs of Note 8, the second paragraph of Note 13B and Note 14, as to which the date is September 14, 1994) appearing on page F3 of Bird Corporation's Form 10-K/A-2 for the year ended December 31, 1993.



/s/ Alpern, Rosenthal & Company
Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
February 21, 1995



                                     F43

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)


                        Combined Financial Statements
                         and Supplemental Information

                     For the Year Ended December 31, 1993
                     and Period July 1, 1992 (Inception)
                             to December 31, 1992









                                     F44

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)

                        Combined Financial Statements

- --------------------------------------------------------------------------------
             For the Year Ended December 31, 1993 and the Period
                July 1, 1992 (Inception) to December 31, 1992
- --------------------------------------------------------------------------------


                              TABLE OF CONTENTS

                                                                       Page
                                                                       ----
Financial Statements

  Independent Auditors' Report                                         F46

  Combined Balance Sheets                                              F47

  Combined Statements of Operations and Partners' Capital (Deficit)    F49

  Combined Statements of Cash Flows                                    F50

  Notes to the Combined Financial Statements                           F52


Supplemental Information

  Independent Auditors' Report on Financial Statement Schedule         F66

  Financial Statement Schedule VIII                                    F67






                                     F45

                   [ALPERN, ROSENTHAL & COMPANY LETTERHEAD]


                         Independent Auditor's Report



To the Partners
Kensington Partners and Affiliate
  (Joint Venture Partnerships)
Leechburg, Pennsylvania


     We have audited the accompanying combined balance sheets of Kensington Partners and Affiliate as of December 31, 1993 and 1992 and the related combined statements of operations, changes in partners' capital (deficit), and cash flows for the year ended December 31, 1993 and the period from July 1, 1992 (Inception) to December 31, 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Kensington Partners and Affiliate as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the year ended December 31, 1993 and the period from July 1, 1992 (Inception) to December 31, 1992, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Kensington Partners and Affiliate will continue as going concerns. As discussed in Note 3 to the financial statements, the Companies have incurred significant operating losses, current liabilities exceed current assets and their line of credit was under a forbearance agreement with their lender. Those conditions raise substantial doubt about the Companies' ability to continue as going concerns. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Alpern, Rosenthal & Company
- -------------------------------
Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania


February 19, 1994 (Except for the last three paragraphs of Note 8, the second paragraph of Note 13B, and Note 14, as to which the date is September 14, 1994.)


                          A Professional Corporation

                                     F46

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)

                           Combined Balance Sheets


- --------------------------------------------------------------------------------
December 31                                             1993          1992
- --------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash                                               $    15,518   $     23,718
  Accounts receivable
    Trade - net of allowance for
      doubtful accounts of $195,000 in
      1994 and $66,000 in 1993 - Note 4                2,763,207      1,553,029
    Related parties - Note 13B                         1,231,094      1,217,433
  Inventories - Note 5                                 2,956,397      2,082,834
  Prepaid expenses                                       134,320        158,392
                                                     -----------   ------------

         Total Current Assets                          7,100,536      5,035,406
                                                     -----------   ------------

Property and Equipment - At cost - net of
  accumulated depreciation of $642,433 and $199,850
  as of December 31, 1993 and 1992 - Note 6            2,870,341      2,452,756
                                                     -----------   ------------

Other Assets
  Notes receivable - related party - Note 13E            100,000          -
  Other assets - Note 7                                1,277,233        320,552
                                                     -----------   ------------

                                                       1,377,233        320,552
                                                     -----------   ------------

         Total Assets                                $11,348,110   $  7,808,714
                                                     ===========   ============






   The accompanying notes are an integral part of these combined financial statements.


                                     F47

- ------------------------------------------------------------------------------------------
                                                                     1993          1992
- ------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities
  Demand notes payable - Note 8                                  $ 2,245,580    $  910,580
  Current maturities of capital lease
    obligations and long-term debt - Note 9                          415,500       229,723
  Accounts Payable
    Trade                                                          3,927,881     1,150,455
    Related parties - Note 13A                                     2,681,579       612,766
  Accrued expenses - Note 10                                         801,751       305,624
                                                                 -----------    ----------

          Total Current Liabilities                               10,072,291     3,209,148
                                                                 -----------    ----------


Long-term Liabilities
  Capital lease obligations and long-term debt -
    net of current maturities - Note 9                             1,096,480       145,665
  Other long-term liabilities - related parties - Note 13            374,865          -
                                                                 -----------    ----------

          Total Long-term Liabilities                              1,471,345       145,665
                                                                 -----------    ----------

          Total Liabilities                                       11,543,636     3,354,813

Partners' Capital (Deficit)                                     (    195,526)    4,453,901

Commitments and Contingencies (Notes 12 and 14)                        -              -
                                                                 -----------    ----------

          Total Liabilities and Partners' Capital                $11,348,110    $7,808,714
                                                                 ===========    ==========


                                      F48

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

       Combined Statements of Operations and Partners' Capital (Deficit)


- ------------------------------------------------------------------------------------------
For the Year and Six Months Ended December 31                       1993          1992
- ------------------------------------------------------------------------------------------
Net Sales (approximately 34% in 1993 and
  33% in 1992 sold to related parties)                           $21,254,549   $10,198,563

Cost of Goods Sold (approximately 29% in 1993 and
  25% in 1992 purchased from related parties)                     19,785,555     7,946,321
                                                                 -----------   -----------

          Gross Profit                                             1,468,994     2,252,242

Operating Expenses (approximately 15% in 1993 and
  17% in 1992 to related parties)                                  6,012,508     2,079,567
                                                                 -----------   -----------

          Income (Loss) from Operations                         (  4,543,514)      172,675
                                                                 -----------   -----------

Other Expense
  Interest Expense                                              (    155,452) (     31,371)
  Loss from equity investment                                   (     69,578) (          -)
  Bad debt expense                                              (    202,154) (     45,842)
  Other expense, net                                            (    278,729) (    131,533)
                                                                 -----------   -----------

          Total Other Expense                                   (    705,913) (    208,746)
                                                                 -----------   -----------

          Net Loss                                              (  5,249,427) (     36,071)

Partners' Capital - Beginning of Year                              4,453,901     4,489,972

  Capital Contributions                                              600,000          -
                                                                 -----------   -----------

Partners' Capital (Deficit) - End of year                       ($   195,526)  $ 4,453,901
                                                                 ===========   ===========




    The accompanying notes are an integral part of these combined financial statements.

                                      F49

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

                       Combined Statements of Cash Flows


- -----------------------------------------------------------------------------------------------
For the Year and Six Months Ended December 31                        1993              1992
- -----------------------------------------------------------------------------------------------
Cash Provided by (Used for) Operating Activities
  Net loss                                                        ($5,249,427)      ($   36,071)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities
      Depreciation and amortization                                   540,921           224,726
      Loss from equity investment                                      68,578              -
      Changes in
        Accounts receivable
          Trade                                                   ( 1,210,178)          268,123
          Related parties                                         (    13,661)      (   416,137)
        Inventories                                               (   873,563)      (   189,952)
        Other current assets and liabilities                          520,199           108,386
        Accounts payable
          Trade                                                     2,777,426       ( 1,263,416)
          Related parties                                           2,068,813           612,766
                                                                   ----------        ----------

          Net Cash Used for Operating Activities                  ( 1,370,892)      (   691,575)
                                                                   ----------        ----------

Cash Provided by (Used for) Investing Activities
  Purchase of property and equipment                              (   132,650)      (    37,527)
  Cash value of life insurance                                         23,155       (    18,513)
  Other assets                                                    (   303,663)      (    40,860)
  Notes receivable - related parties                              (   100,000)             -
                                                                   ----------        ----------

          Net Cash Used for Investing Activities                  (   513,158)      (    96,900)
                                                                   ----------        ----------

Cash Provided by (Used for) Financing Activities
  Cash contributed by the partners - Note 2                           600,000         2,835,305
  Reduction in payables to Jones & Brown - Note 2                        -          ( 2,800,000)
  Demand notes payable                                              1,335,000           910,580
  Proceeds from long-term debt                                         34,107              -
  Payments on long-term debt                                      (   399,543)      (   133,692)
  Other liabilities - related parties                                 306,286              -
                                                                   ----------        ----------

          Net Cash Provided by Financing Activities                 1,875,850           812,193
                                                                   ----------        ----------

Increase (Decrease) in Cash                                       (     8,200)           23,718

Cash - Beginning of year                                               23,718              -
                                                                   ----------        ----------

Cash - End of year                                                 $   15,518        $   23,718
                                                                   ==========        ==========

    The accompanying notes are an integral part of these combined financial statements.

                                      F50

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

                 Combined Statements of Cash Flows (Continued)


- -----------------------------------------------------------------------------------------------
For the Year and Six Months Ended December 31                         1993              1992
- -----------------------------------------------------------------------------------------------
                       Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                           $  152,341        $   29,438
                                                                   ==========        ==========

                          Noncash Investing and Financing Activities

Capital lease and debt obligations
  incurred for acquisition of equipment                            $1,502,028        $   34,379
                                                                   ==========        ==========




    The accompanying notes are an integral part of these combined financial statements.

                                      F51

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

                   Notes to the Combined Financial Statements


Note 1 - Summary of Significant Accounting Policies

     A.  Principles of Combination

         The accompanying 1993 combined financial statements include the accounts of Kensington Partners (KP) combined with the accounts of North American Installations Company (NAICO). NAICO is owned 100% by common owners of KP. All significant intercompany balances and transactions have been eliminated in the preparation of the combined financial statements. The combined group is herein referred to as "the Companies".

         NAICO was formed in May, 1993 as a joint venture partnership to install windows sold by KP to a significant customer. The 1992 financial statements reflect only the accounts of KP.

     B.  Nature of Business

         Kensington Partners operates in one principal industry segment: the manufacture of vinyl replacement of windows for wholesalers and home remodelers. The Partnership grants credit to its customers substantially all of which are retail and wholesale resellers of windows located in the eastern half of the United States.

         NAICO is an exclusive installer of KP windows for a significant customer of KP, a retail seller of windows to end users, which has sales throughout the United States.

         The Companies grant credit to the customer and note the end user of the window.

     C.  Cash and Cash Equivalents

         Interest-bearing deposits and other investments with original maturity of three months or less are considered short-term cash investments. At December 31, 1993 and 1992, the Company has an overdraft position of approximately $345,000 and $99,700, respectively, at a bank, caused by outstanding checks. The overdraft is included in accounts payable.

     D.  Accounts Receivable

         The Company provides for estimated losses on uncollectible accounts receivable based on historical data and management's evaluation of individual accounts receivable balances at the end of the year.

     E.  Inventories

         The Company values all of its inventories at the lower of cost or market. Raw materials are determined on the last-in, first-out (LIFO) method. Work-in-process and finished goods inventories are determined on first-in, first-out (FIFO) method.


                                      F52

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

             Notes to the Combined Financial Statements (Continued)

Note 1 - Summary of Significant Accounting Policies (Continued)

     F.  Depreciation

         Depreciation is computed by the straight-line method at rates intended to distribute the cost of the assets over their estimated useful lives. Property under capital lease is being amortized over the life of the lease in accordance with generally accepted accounting principles. Rates used by principal classification are as follows:

                                                                      Rate
                                                                     (Years)
                                                                     -------
         Warehouse and manufacturing equipment                       3 - 10
         Furniture and fixtures                                      5 - 10
         Leasehold improvements                                      3 - 15
         Transportation equipment                                    3 -  6

         Maintenance and repairs which are not considered to extend the useful lives of assets are charged to operations as incurred. Upon sale or retirement, the cost of assets and related allowances are removed from the accounts and any resulting gains or losses are included in other income (expense) for the year.

     G.  Investment in Affiliated Company

         The Companies' investment in a joint venture partnership is carried on the equity basis, which approximates the Companies' equity in the underlying net book value. The Companies' share of losses exceed the original cost of the investment. The investment has been reduced to reflect the Companies' share of possible guaranteed obligations. (See Note 13E.)

     H.  Amortization

         Software and system development and other programming costs have been capitalized and are being amortized over their remaining useful lives.

         Accumulated amortization at December 31, 1993 and 1992 is approximately $75,000 and $25,000, respectively.

     I.  Income Taxes

         The Companies are being treated as partnerships for Federal and state income tax purposes. Under the Internal Revenue Code provisions for partnerships, the partners reflect their proportionate share of the Company's taxable income or loss on their respective income tax returns, and the Companies are not liable for income taxes.



                                      F53

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

             Notes to the Combined Financial Statements (Continued)

Note 2 - Organization

         Effective July 1, 1992, Kensington Manufacturing Company (KMC) entered into an agreement with Bird Corporation (Bird) through one of its indirect subsidiaries to form a joint venture partnership, Kensington Partners (KP), for the purpose of manufacturing and selling custom windows, a business previously conducted by KMC. KMC's capital contribution to KP consisted of all of its assets subject to certain of its liabilities, including $2,800,000 owed to Jones and Brown, Inc. (J&B), a related party. Bird's capital contribution consisted of $2,800,000, in cash, which was used to pay off the amount owned by KP to J&B, subsequent to the inception of the Partnership.

         The Company has accounted for the contribution of capital using the current value of the tangible assets and liabilities contributed by KMC and Bird. The fair value of these assets and liabilities are summarized as follows:

         Cash - contributed by Bird                                  $2,800,000

         Assets and (Liabilities) contributed by KMC:
               Cash                                                      35,000
               Accounts receivable                                    2,678,000
               Inventories                                            1,893,000
               Other current assets                                      51,000
               Property and equipment                                 2,578,000
               Other assets                                             286,000
               Long-term debt                                       (   474,000
               Accounts payable and accrued expenses                ( 5,358,000)
                                                                     ----------
                   Net Assets Contributed                            $4,489,000
                                                                     ==========

         In accordance with the Partnership Agreement, KMC and Bird each owned 50% of the Partnership. KP had also entered into a management agreement with J&B to manage the Partnership in exchange for a fee. As discussed in Note 3, subsequent to December 31, 1993, the partners entered into an agreement to restructure these arrangements.

         KP and Bird have entered into a supply agreement which requires KP to buy specified quantities of raw materials from Bird beginning in 1993 and ending in the year 2002. Minimum purchases for the next five years are 1994, $700,000; 1995, $900,000; 1996, $1,100,000; 1997, $1,300,000; and 1998 the
greater of $1,300,000 or actual amounts purchased in 1997. The agreement includes penalties for shortfalls in purchases on a per year basis. Shortfalls can be offset with credits from years when excess volume is purchased.





                                      F54

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)


            Notes to the Combined Financial Statements (Continued)


Note 3 - Operations and Liquidity

     The Companies' combined financial statements have been presented on the basis that they are going concerns, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Companies incurred net losses of approximately $5,249,000 and negative cash flows from operations of approximately $1,371,000 for 1993, and at December 31, 1993, the balance sheet reflects an excess of current liabilities over current assets of approximately $2,972,000.

     In addition, the Companies' line of credit (Note 8) was called and the Companies are currently operating under a bank forbearance agreement which expires April 30, 1994. Various debt and lease agreements are in default as a result of late or no payments being made and certain payroll taxes are delinquent.

     Management believes the above mentioned losses and the associated balance sheet deficiencies are a result of adding new products which required different manufacturing processes and a significant increase in orders, which put strain on the existing systems. The combination of the above resulted in manufacturing inefficiencies, low asset performance, excessive delivery costs and inadequate management information.

     In December 1993, management embarked on a program to correct the problems associated with operations, financing and managing the Companies by hiring a consulting firm specializing in turnaround situations. The consulting firm evaluated the Companies, analyzed the programs and developed a turnaround program which has been adopted by the Companies. The major components of the plan are as follows:

     1. Employ a new management team including a president and chief executive officer, vice president of production and a vice president of operations (accomplished).

     2. Implement a production plan to increase direct labor productivity and reduce the labor force.

     3. Restructure pricing on various products to improve contribution margin.

     4. Discontinue installation of windows currently performed by NAICO. The operations of NAICO are to be transferred to the customer who receives these services.

     5. Reduce selling, general and administrative costs by reducing the work force.

     6. Correct production inefficiencies by restructuring plant layout, improving production scheduling, modernizing equipment, reducing scrap and improving information systems.

     7. Pursue refinancing with an asset based lender with an aim to replace the current line of credit and to increase credit availability by $1,500,000.



                                     F55

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)

            Notes to the Combined Financial Statements (Continued)


Note 3 - Operations and Liquidity (Continued)

         8. Design and implement a payment plan for unsecured creditors. The plan includes paying COD for current purchases and obtaining deferred payment terms on existing balances.

         9. Reduce in-house trucking operation and sub-contract delivery of windows.

        10. Improve information, production and financial reporting by purchasing new computer software.

        The plan includes a detailed operational plan for the immediate future, a one year operational plan, and financial, operational and cash flow projections.

        In addition, subsequent to December 31, 1993, the partners entered into an agreement to restructure the partnership agreement of KP and to make capital contributions. Each partner's ownership percentage is to be adjusted plus or minus 2% for each $50,000 of capital contributed or collateral provided on the bank loan, but in no event should a partner be diluted below 10%. A diluted partner is entitled to cure any shortfall between their capital account and the other partner's capital account by contributing the capital necessary to equalize each partner's capital account by the later of December 31, 1994 or six months from the date of any capital contribution made on or before December 31, 1994.

        Pursuant to the agreement, Bird contributed $750,000 in cash and provided additional cash collateral of $750,000 to secure the line of credit (Note 8). KMC has contributed $250,000 in cash. KMC is also required to contribute $250,000 of inventory to KP within 45 days of the agreement. The agreement also allows for additional inventory and cash contributions based on KP's needs.

        The agreement also terminated the management agreement (Note 2) with J&B effective December 31, 1993, required J&B to enter into a five year purchase agreement, deferred the payment of approximately $181,000 due Bird (Note 13) until after December 31, 1994 and required KP to enter into a purchase agreement with Domken (Note 13).

        The Companies' continued existence is dependent on implementing the items outlined in the turnaround plan along with the capital infusion that occurred subsequent to December 31, 1993, by meeting the operational and financial projections, and obtaining alternate financing.

        The outcome of these uncertainties cannot be predicted at this time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.




                                     F56

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)

            Notes to the Combined Financial Statements (Continued)


Note 4 - Accounts Receivable

     At December 31, 1993, accounts receivable - trade from three customers were approximately 73% of trade receivables. Sales to these unrelated customers comprised 51% of total sales during December 31, 1993.

     At December 31, 1992, receivables from one customer were approximately 20% of trade receivables. Sales to this unrelated customer comprised 30% of total sales during December 31, 1992.

Note 5 - Inventories

     Inventories at December 31, 1993 and 1992 are as follows:

                                                                 1993                    1992
                                                                 ----                    ----
         Raw materials, at LIFO which approximates FIFO       $1,505,825              $1,406,763
         Work-in process                                       1,030,514                 503,416
         Finished goods                                          420,058                 172,655
                                                              ----------              ----------
                Total Inventories                             $2,956,397              $2,082,834
                                                              ==========              ==========

     The effect of using the LIFO method was to increase the net loss approximately $30,000 for the year ended December 31, 1993. The effect of using the LIFO method was not material for 1992.


NOTE 6 - Property and Equipment

     Property and Equipment at December 31, 1993 and 1992 are as follows:

                                                                 1993                    1992
                                                                 ----                    ----
         Equipment under capital leases - Note 9              $1,790,203              $  408,875
         Warehouse and manufacturing equipment                   857,144               1,477,724
         Furniture and fixtures                                  290,258                 203,326
         Leasehold improvements                                  419,791                 415,803
         Transportation equipment                                155,378                 146,878
                                                              ----------              ----------

                                                               3,512,774               2,652,606
         Less:  Accumulated depreciation                         642,433                 199,850
                                                              ----------              ----------
               Total Property and Equipment                   $2,870,341              $2,452,756
                                                              ==========              ==========



                                      F57

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

             Notes to the Combined Financial Statements (Continued)

Note 7 - Other Assets

         Other assets at December 31, 1993 and 1992 are as follows:

                                                                                                    1993                  1992
                                                                                                    ----                  ----
                 Deferred software and programming costs -
                   net of accumulated amortization                                               $   12,886            $ 62,638
                 Cash value of life insurance                                                        25,243              48,398
                 Notes receivable                                                                      -                 39,566
                 Sample windows                                                                     152,324              26,004
                 Deposits                                                                           816,638              16,242
                 Other assets                                                                       150,653                -
                 Marketing supplies inventory                                                       119,489             127,704
                                                                                                 ----------            --------
                                                                                                 $1,277,233            $320,552
                                                                                                 ==========            ========



         Deposits at December 31, 1993 consist primarily of deposits on equipment purchases.

         The Company maintains split-dollar life insurance policies for certain key employees of the Company. The Company's equity in the policies represents its portion of the premium payments on the policies which it is to recover from the proceeds of the policies. The cash value is net or policy loans and accrued interest of $5,434 and $1,077 at December 31, 1993 and 1992, respectively.

Note 8 - Demand Notes

         The Companies have a line-of-credit, with maximum borrowings of $2,500,000, with a bank that was due to expire June 30, 1994. Interest was payable monthly at the bank's basic rate plus 1% (7% at December 31, 1993). The borrowings on the line are collateralized by substantially all the assets of the Companies. The line has been guaranteed by the partners of the Companies.

         The line contains various covenants which, among other things, require the Company to maintain minimum financial ratios including minimum net worth, debt to net worth and limit capital expenditures and amounts owing to certain vendors.

         Subsequent to December 31, 1993, the bank cited three defaults under the line of credit agreement and made demand for payment. On February 9, 1994, the Companies and the bank entered into a letter agreement that provided for the bank to forebear collection and set a due date of April 30, 1994. In addition, the interest rate was changed to the bank's basic rate plus 3%, the Companies were required to pay a facility fee of $25,000, and Bird was required to assign a $750,000 deposit account as additional collateral (Note 3).


                                      F58

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)

            Notes to the Combined Financial Statements (Continued)


Note 8 - Demand Notes (Continued)

     On April 30, 1994, the Company and the bank entered into an extended forbearance agreement which was to expire on August 31, 1994. Under the extended agreement, Bird was required to apply the $750,000 deposit used as collateral (Note 3) to the line and was required to make weekly principal payments of $50,000 through the end of June and $75,000 through the end of August at which time the entire balance was to be liquidated. The payments by Bird will be recorded as capital contributions to the partnership.

     On June 15, 1994, the Company entered into a financing/factoring agreement with another lending institution to sell, on an ongoing basis, up to 80% or $2,500,000, whichever is less, of acceptable trade accounts receivable. All accounts receivable that remain unpaid after 90 days of the purchase by the lender are subject to recourse at the lender's discretion. The agreement, which expires in six months, is subject to renewal. The loan was funded on August 26, 1994 with $1,000,000 at which time the original line of credit was paid in full.

     Under the terms of the new agreement, fees ranging from 1% to 3 1/2% are based on the number of days to collect the trade receivable, with a guaranteed minimum monthly fee of $5,000. In addition, interest is charged on any amounts advanced under the agreement, at the rate of prime plus 1 1/2%. Under the terms of this agreement, Bird has guaranteed $1,250,000 of this debt.

Note 9 - Capital Lease Obligations and Long-term Debt

     The following is a schedule by years of future minimum lease under capital leases and installment notes together with the present value of the net minimum lease payments and note payments as of December 31, 1993:

              1994                                                                  $  451,736
              1995                                                                     356,334
              1996                                                                     288,053
              1997                                                                     277,906
              1998                                                                     322,135
          Thereafter                                                                    12,294
                                                                                    ----------
               Net Minimum Lease Payments                                            1,708,458

          Less:  Amount representing interest                                          257,590
                                                                                    ----------
                 Present value of net minimum lease payments                         1,450,868

          Long-term debt principal payments - all due
           within one year                                                              61,112
                                                                                    ----------

                 Net Obligations under Capital Leases and Notes Payable              1,511,980

          Less:  Current portion                                                       415,500
                                                                                    ----------

                 Long-term Obligations under Capital Leases and Notes Payable       $1,096,480
                                                                                    ==========




                                      F59

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

             Notes to the Combined Financial Statements (Continued)


NOTE 9 - CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT (CONTINUED)

         Interest expense charged to operations on capital lease obligations, notes payable and demand notes was approximately $155,000 and $31,000 for the periods ended December 31, 1993 and 1992 respectively. The partners have guaranteed a lease with a net present value of minimum lease payments of approximately $1,200,000.

         Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease. The following is an analysis of the Companies' assets under capital lease obligations at December 31, 1993 and 1992:

                                                          1993         1992
                                                       ----------    --------
         Warehouse and manufacturing equipment         $1,605,062    $345,062
         Transportation equipment                         185,141      63,813
                                                       ----------    --------
                                                        1,790,203     408,875
         Less:  Accumulated amortization                  128,976      27,860
                                                       ----------    --------
                  Total                                $1,661,227    $381,015
                                                       ==========    ========

NOTE 10 - ACCRUED EXPENSES

         Accrued expenses at December 31, 1993 and 1992 are as follows:

                                                           1993        1992
                                                         --------    --------
         Accrued payroll and payroll taxes               $423,855    $ 77,641
         Accrued vacation                                 143,717     113,416
         Accrued promotion costs                            4,270      11,450
         Other accrued expenses                           229,909     103,117
                                                         --------    --------
                  Total Accrued Expenses                 $801,751    $305,624
                                                         ========    ========

NOTE 11 - PENSION PLAN

         The Company participates in a multi-employer defined benefit pension plan for the electrician's union employees. Plan contributions are determined by the union labor agreement.

         The Company contributed approximately $163,000 to this plan during the year ended December 31, 1993 and $60,000 during the period ended December 31, 1992.


                                      F60

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

             Notes to the Combined Financial Statements (Continued)

NOTE 12 - COMMITMENTS

     A.      Operating Leases

             The Company leases various operating facilities from related and unrelated parties and transportation equipment from unrelated parties under various operating leases. Rent expense for the period ended December 31, 1993 and 1992 is as follows:

                                                                   1993        1992
                                                                 --------    --------
             Facilities lease - primarily related party          $263,000    $128,000
             Transportation equipment                              67,000      48,000
                                                                 --------    --------
                                                                 $330,000    $176,000
                                                                 ========    ========

             The following are the approximate future minimum operating lease payments at December 31, 1993, substantially all of which are due to a related party:


             Year Ending
             December 31                                                     Amount
             -----------                                                    --------
                 1994                                                      $  245,000
                 1995                                                         215,000
                 1996                                                         215,000
                 1997                                                         215,000
                 1998                                                         215,000
              Thereafter                                                    1,495,000
                                                                           ----------

             Total minimum lease payments                                  $2,600,000
                                                                           ==========

             The Companies are currently in default on their lease for their primary operating facilities as a result of not making the required rent payments as they became due. Rent of approximately $66,000, due a related party, is included in accounts payable in the accompanying balance sheets at December 31, 1993 (Note 13).

     B.      PRODUCT WARRANTIES

             The Companies provide limited warranties for parts and/or labor based on the type of window sold. Prior to 1993, the Companies did not provide labor as part of their warranties. The Companies have not provided a liability for warranties as the Companies do not have an adequate history for estimation. However, management believes that any liability would not be material. The Companies' current policy is to expense costs of warranty coverage in the period that the service is provided.


                                      F61

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

             Notes to the Combined Financial Statements (Continued)

Note 13 - Related Party Transactions

     The Companies have entered into various transactions with related parties during the year ended December 31, 1993 and the six months ended December 31, 1992. The transactions are as follows:

     A.  Purchases and Payables

         The Companies have purchases for raw materials, advertising services, and commissions from the following related parties as of and for the periods ended December 31, 1993 and 1992:

                                                                      Purchases
                                                                      ---------
                                                              1993                  1992
                                                              ----                  ----
           Vinyl Division of Bird, Inc.                     $2,052,514          $   85,298
           Design Matrix, Inc. (DMI) - Advertising          $  146,562          $   52,116
           Domken Plastics Limited (DPL)                    $2,964,398          $1,759,686
           Quantum II Partners (see below)                  $  440,074          $   -

         Accounts payable to related parties at December 31, 1993 and 1992 are as follows:

                                                                  Accounts Payable
                                                                  ----------------
                                                              1993                  1992
                                                              ----                  ----
           Vinyl Division of Bird, Inc.                     $1,218,732            $ 30,162
           Design Matrix, Inc. (DMI) - Advertising              17,483               2,443
           Domken Plastics Limited (DPL)                     1,209,519             580,161
           Other related parties                                72,703                -
           Quantum II (Notes 13E and 14)                       163,142                -
                                                            ----------            --------
                                                            $2,681,579            $612,766
                                                            ==========            ========

         DMI and DPL are related through common ownership with KMC.

         A stockholder of KMC was compensated approximately $143,000 and $105,00 during the year ended December 31, 1993 and the six months ended December 31, 1992, respectively, for services rendered in assisting with the acquisition of raw materials at discounted amounts. At December 31, 1993, approximately $48,000 was due to the related party and is included in other accrued liabilities. In addition, J&B was also compensated $86,000 during 1993 for similar services.


                                      F62

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)

            Notes to the Combined Financial Statements (Continued)


Note 13 - Related Party Transactions (Contined)

     B.  Sales and Receivables

         The Companies had sales to Jones & Brown, Inc. (J&B), a related party through common ownership with KMC, of approximately $7,255,000 and $3,327,000 for 1993 and 1992, respectively. Accounts receivable from related parties are as follows as of December 31, 1993 and 1992:

                                                    1993           1992
                                                    ----           ----
            J&B                                  $  987,000     $1,203,000
            Quantum II Partners (Note 13E)          225,000           -
            Other                                    19,000         14,000
                                                 ----------     ----------

              Total                              $1,231,000     $1,217,000
                                                 ==========     ==========

         At December 31, 1993 and through June 1994, J&B's line of credit was subject to a forbearance agreement with its bank. In June 1994, J&B negotiated a new financing agreement with a different bank.

     C.  Rents

         The Company rents facilities from related parties (Note 12).

     D.  Management Fees

         Management fees of approximately $488,000 and $224,000 were paid to J&B under a management contract for the year ended December 31, 1993 and the six months ended December 31, 1992, respectively.

         In addition, a management fee of approximately $181,000 is due to Bird at December 31, 1993. The amount is included in the accompanying combined balance sheets in other long-term liabilities (Note 3).





                                     F63

                      KENSINGTON PARTNERS AND AFFILIATE
                         (Joint Venture Partnerships)

            Notes to the Combined Financial Statements (Continued)



Note 13 - Related Party Transactions (Continued)

     E.  Other

         Kensington Partners owns a 50% equity investment in Quantum II Partners (Note 14). Quantum II was formed during 1993 to be the exclusive marketing representative to sell Quantum II replacement windows manufactured by KP. Quantum II Partners reported losses and a net partnership deficit of approximately $138,000 for 1993. KP has reflected its share of Quantum's excess of liabilities over assets in other long-term liabilities.

         During the year ended December 31, 1993, KP advanced Quantum II $377,000. At December 31, 1993, the remaining advance of approximately $325,000 is due to KP, of which, $100,000 is included in other assets as a note receivable. The remaining balance is included in accounts receivable (Note 13B).

         Included in other long-term liabilities is $125,000 due to a stockholder of KMC. Subsequent to December 31, 1993, the amount was transferred by the stockholder to KMC and then contributed by KMC to KP's capital (Note 3).

Note 14 - Subsequent Events

     On September 13, 1994, a complaint was filed in Massachusetts Superior Court by the other 50% owner of Quantum II Partners (Note 13E) and others, including Quantum II Partners (collectively, the plaintiffs), against Kensington Partners, Bird Vinyl Products, Inc. and Quantum II Partners (collectively, the defendants). The plaintiffs allege various breaches of contract on the part of the several defendants including breach of a partnership agreement, a supply agreement and an employment agreement along with other complaints under the Massachusetts Unfair Trade Practices Act. The plaintiffs are seeking relief of actual damages in an unspecified amount and a doubling or trebling of such damages as provided in the Unfair Trade Practices Act.

     On September 14, 1994, the defendants filed a complaint in Federal Court alleging various breaches of contract by the plaintiffs and seeking collection of outstanding balances due to the Company from the plaintiffs of approximately $570,000, all of which arose in 1994.

     The Company believes that the claims filed by the plaintiffs have no merit, the Company denies any liablility and will vigorously defend against the litigation. With respect to the litigation filed by the Company for the collection of the 1994 balances receivable, management estimates some loss may occur but is unable to determine a range of amounts based on the current status of the litigation. While the ultimate results of the various other actions cannot be determined, management does not expect these matters will have a material adverse effect on the financial position of the Company.



                                     F64

                           SUPPLEMENTAL INFORMATION


















                                     F65

                   [ALPERN, ROSENTHAL & COMPANY LETTERHEAD]









         Independent Auditors' Report on Financial Statement Schedule




To the Partners
Kensington Partners and Affiliate


        We have audited the combined financial statements of Kensington Partners and Affiliate as of December 31, 1993 and 1992, and for the year ended December 31, 1993 and the period from July 1, 1992 (Inception) to December 31, 1992, and have issued our report thereon dated February 19, 1994. Our audits also included the accompanying financial statement schedule VIII for the year ended December 31, 1993 and the period July 1, 1992 (Inception) to December 31, 1992 of the Kensington Partners and Affiliate. This financial statement schedule is the responsibility of the Partnerships' management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Alpern, Rosenthal & Company
- -------------------------------
Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
February 19, 1994






                          A Professional Corporation



                                     F66

                      KENSINGTON PARTNERS AND AFFILIATE

                                 SCHEDULE VII

                      VALUATION AND QUALIFYING ACCOUNTS

                     Year Ended December 31, 1993 and the
             Period July 1, 1992 (Inception) to December 31, 1992




                                                                         Additions
                                                              -------------------------------
                                          Balance             Charged to           Charged to                          Balance
                                         beginning             cost and              other            Deduc-           at end
                                          of year              expenses             accounts          tions(1)         of year
                                          -------              --------             --------          --------         -------

Year ended December 31, 1993:
    Allowance for doubtful accounts      $ 66,000             $202,000             $   -              $ 73,000          $195,000
                                         --------             --------             --------           --------          --------

Period July 1, 1992 (Inception)
 to December 31, 1992:
    Allowance for doubtful accounts      $ 59,000             $ 46,000             $   -              $ 39,000          $ 66,000
                                         --------             --------             --------           --------          --------





(1)     Uncollectible accounts written off.



                                      F67