Form 10-Q/A
period 1994-09-30
BIRD CORP
filed 1995-02-23
CIK 12245

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                FORM 10-Q/A-1


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1994
                               ----------------------------------------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   ------------------------
Commission file number    0-828
                      -------------------------------------------------------
                               BIRD CORPORATION
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                       04-3082903
- -----------------------------------------------------------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

980 Washington Street, Suite 120 Dedham, Massachusetts   02026-6714
- -----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(617) 461-1414
- -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed, since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                  ---      ---
                     APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes      No
                            ----    ----
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1994. 4,088,778 shares.

                               BIRD CORPORATION


                                    INDEX


                                                             PAGE NO.

Part I.   Financial Information:

Consolidated Balance Sheets
   September 30, 1994 and December 31, 1993   .............     2

Consolidated Statements of Operations
  Three and Nine Months Ended September 30, 1994 and 1993...    4

Consolidated Statements of Cash Flows For The
  Nine Months Ended September 30, 1994 and 1993 ............    5

Notes to Consolidated Financial
   Statements ..............................................    6

Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations ..............................................   17


Part II.  Other Information ................................   30

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
(000) Omitted (except share data)                          September 30,   December 31,
                                                                1994           1993
                                                           -------------   ------------
Assets

Current Assets:
  Cash and equivalents                                           $200         $7,518
  Accounts and notes receivable                                28,541         36,969
     Allowance for doubtful accounts                           (3,344)        (4,273)
  Inventories                                                  10,767         22,157
  Prepaid Expenses                                              2,632          4,046
  Receivable from sale of assets                                1,996              0
  Deferred income tax                                             170            170
                                                              -------       --------

               Total current assets                            40,962         66,587
                                                              -------       --------

Property, Plant and Equipment:
  Land and land improvements                                    3,145          4,716
  Buildings                                                    11,437         14,700
  Machinery and equipment                                      29,686         40,686
  Construction in progress                                      4,480         14,882
                                                              -------       --------
                                                               48,748         74,984

  Less - Depreciation and amortization                         23,390         30,410
                                                              -------       --------
                                                               25,358         44,574
                                                              -------       --------

Other investments                                               2,868          5,551
Assets held for sale                                            7,500              0
Other assets                                                    1,660          1,466
Deferred income tax                                             5,051          5,051
                                                              -------       --------

                                                              $83,399       $123,229
                                                              =======       ========



See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            (UNAUDITED)
                                                           September 30,   December 31,
(000) Omitted (except share data)                               1994           1993
                                                           -------------   ------------
Liabilities and Stockholders' Equity
Current Liabilities:
  Long-term debt, portion due within one year                    $666         $3,400
  Long-term debt in default, classified as current             28,158              0
  Accounts payable and accrued expenses                        16,392         26,377
  Retirement plan contributions payable                           384            513
  Income taxes payable                                            452            809
  Liquidation Reserve                                           2,777          5,398
                                                              -------       --------
               Total current liabilities                       48,829         36,497
                                                              -------       --------

Long-term Debt, Portion Due After One Year                      1,140         43,127
                                                              -------       --------
Other Liabilities                                               1,250          3,021
                                                              -------       --------
Deferred Income Taxes                                              23             23
                                                              -------       --------

Stockholders' Equity
  5% cumulative preferred stock, par value
    $100. Authorized 15,000 shares;issued 5,820
    shares (liquidating preference $110 per share,
    aggregating $640 before dividends)                            582            582

  Preference stock, par value $1. Authorized
    1,500,000 shares; issued 814,300 shares
    of $1.85 cumulative convertible preference
    stock (liquidating preference $20 per share,
    aggregating $16,286 before dividends)                         814            814



  Common stock, par value $1. Authorized
    15,000,000 shares; issued 4,338,550 shares
    in 1994, 4,291,565 shares in 1993                           4,339          4,291
  Other capital                                                26,899         26,456
  Retained earnings                                             2,611         11,551
                                                              -------       --------
                                                               35,245         43,694
  Less -
    Treasury stock, at cost:
      Common - 249,664 shares in 1994
       and 163,791 in 1993                                     (2,795)        (2,179)
    Unearned compensation                                        (293)          (954)
                                                              -------       --------
                                                               32,157         40,561
                                                              -------       --------

                                                              $83,399       $123,229
                                                              =======       ========


  See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                               (Unaudited)
                                                 Three Months Ended      Nine Months Ended
                                                    September 30,           September 30,
                                                 ------------------      -----------------

                                                 1994        1993        1994        1993
                                                 ----        ----        ----        ----
(000) Omitted (except share data)

Net Sales                                        $46,246    $53,438    $141,595    $140,512
                                                 -------    -------    --------    --------
Costs and expenses:
  Cost of sales                                   37,077     42,652     114,813     111,574
  Selling, general and
   administrative expense                          6,492      7,799      22,371      23,065
  Interest expense                                 1,612        547       4,138       1,485
  Net discontinued business
   activities (income)                            (2,677)         0      (1,416)          0
  Non recurring income                                 0          0           0      (1,377)
  Equity losses from partnership                     206        297       1,644         859
  Other expense                                      232        354       1,619       1,364
                                                 -------    -------    --------    --------
    Total costs and expenses                      42,942     51,649     143,169     136,970
                                                 -------    -------    --------    --------

Earnings (loss) from continuing operations
  before income taxes                              3,304      1,789      (1,574)      3,542
Provision for income taxes                             0        216           0         428
                                                 -------    -------    --------    --------

Earnings (loss) from continuing operations         3,304      1,573      (1,574)      3,114
                                                 -------    -------    --------    --------

Discontinued operation:
  Earnings (loss) from operations of
     discontinued environmental business               0     (2,857)      2,019      (5,378)
  Loss on disposal of environmental business        (907)         0      (9,384)          0
                                                 -------    -------    --------    --------

Net loss from discontinued operation                (907)    (2,857)     (7,365)     (5,378)
                                                 -------    -------    --------    --------

Cumulative effect of accounting change                 0          0           0       2,733
                                                 -------    -------    --------    --------

Net earnings (loss) before dividends              $2,397    ($1,284)    ($8,939)       $469

Preferred and preference stock
  cumulative dividends                               384        384       1,152       1,152
                                                 -------    -------    --------    --------
Net earnings (loss) applicable to common
  stockholders                                    $2,013    ($1,668)   ($10,091)      ($683)
                                                 =======    =======    ========    ========

Primary earnings (loss) per common share:
  Continuing operations                            $0.76      $0.29      ($0.67)      $0.48
  Discontinued operation                          ($0.24)    ($0.70)     ($1.82)     ($1.32)
  Cumulative effect of accounting change           $0.00      $0.00       $0.00       $0.67
                                                 -------    -------    --------    --------
Net earnings (loss) after dividends                $0.52     ($0.41)     ($2.49)     ($0.17)
                                                 =======    =======    ========    ========


See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                        (Unaudited)
                                                                     Nine Months Ended
(000) Omitted                                                           September 30,
                                                                    1994          1993
                                                                    ----          ----
Cash flow provided (used)
 by operations:
Net earnings (loss)                                               ($8,939)        $469
Adjustments to reconcile to net
 cash used by operations:
  Depreciation and amortization                                     4,070        4,680
  Provision for losses on accounts receivable                       1,044        1,585
  Cumulative effect of accounting change                                0       (2,733)
  Gain on sale of distribution business                            (1,416)           0
  Loss (gain) on disposal of environmental business                 9,384         (825)
Changes in balance sheet items:
  Accounts receivable                                              (5,566)     (15,157)
  Inventories                                                         603       (2,003)
  Prepaid expenses                                                 (2,727)      (2,232)
  Liquidation reserve                                              (4,461)           0
  Liabilities not related to
   financing activities                                            (4,722)       8,312
  Other assets                                                        660          944
                                                                 --------   ----------
Cash flow used by operations                                      (12,070)      (6,960)
                                                                 --------   ----------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                     (5,055)     (11,328)
  Proceeds from disposal of assets                                 27,195        9,141
  Other investments                                                (1,313)      (1,861)
                                                                 --------   ----------

Net cash provided by (used in) investing activities                20,827       (4,048)
                                                                 --------   ----------

Cash flows from financing activities:
  Debt proceeds                                                   119,451    1,030,600
  Debt repayments                                                (136,014)  (1,020,648)
  Dividends paid                                                        0       (1,770)
  Other equity changes                                                488          303
                                                                 --------   ----------

Net cash provided by (used in) financing activities               (16,075)       8,485
                                                                 --------   ----------

Net decrease in cash and equivalents                               (7,318)      (2,523)
Cash and cash equivalents at beginning of year                      7,518        3,223
                                                                 --------   ----------

Cash and cash equivalents at end of period                           $200         $700
                                                                 ========   ==========



See accompanying notes to consolidated financial statements.

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of September 30, 1994 and December 31, 1993 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993.

2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three and nine month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

3. Primary earnings(loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings(loss) per common share also give effect to the reduction in earnings per share which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period. Fully diluted loss per share amounted to $1.87 for the nine month period ended September 30, 1994.

4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.


                                    September 30,         December 31,
                                         1994                 1993
                                    -------------         ------------
                                          (Thousands of dollars)

           Current Costs:
           Raw Materials              $ 3,304               $ 3,541
           Finished goods               9,144                20,297
                                      -------               -------
                                       12,448                23,838
           Less: LIFO reserve           1,681                 1,681
                                      -------               -------
                                      $10,767               $22,157
                                      =======               =======

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (continued)



5. The Company's borrowing and debt obligations are summarized as follows:



                                              September 30,        December 31,
                                                  1994                 1993
                                              -------------        ------------
                                                   (Thousands of dollars)
           Long-term debt:
           Revolving Credit
             Agreement                       $  28,158                 $ 44,000
           Notes payable                             0                       56
           Obligations under
             capital leases                      1,806                    2,471
                                               -------                  -------
                                                29,964                   46,527
           Less - portion due
             within one year                       666                    3,400
                                               -------                  -------
                                                29,298                   43,127
           Less - long term debt
             in default, classified
             as current                         28,158                        0
                                              --------                  -------

           Long term debt                    $   1,140                 $ 43,127
                                              ========                  =======


         Prior to November 30, 1994, the Company's external financial needs were satisfied by borrowing under the Second and Third Amended Credit Agreements with the First National Bank of Boston, Philadelphia National Bank, incorporated as Corestates Bank, N.A. and the Bank of Tokyo Trust Company (the "Banks"). Effective as of November 30, 1994, such needs are satisfied primarily by borrowing under the Loan And Security Agreement between the Company and Barclays Business Credit, Inc. of Glastonbury, Connecticut ("Barclays").

         The Second Amended Credit Agreement contained financial and operating covenants which, among other things, required the Company to maintain prescribed levels of pre-tax earnings, net worth, ratios of debt to net worth and ratios of current assets to current liabilities. There were also restrictions on indebtedness, liens, investments, acquisitions, dispositions, mergers, and payment of dividends.

         On March 4, 1994, the Banks executed the Third Amended Credit Agreement to allow the Company to borrow up to $65 million until January 31, 1996. The loan, which was secured by substantially all of the Company's assets, was defined as a $40 million revolving credit line commitment for working capital and letters of credit and a $25 million term loan for general corporate purposes.

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         On July 12, 1994, the Company used proceeds from the sale of assets to reduce its revolving credit line commitment to $38,825,000. On August 22, 1994 the revolving credit line commitment was further reduced to $25,825,000 concurrent with the sale of the assets of substantially all of the Company's building materials distribution businesses (see note 12). The revolving credit availability was determined with reference to a percentage of accounts receivable and inventory which were pledged to the Banks. The Company believed that the referenced availability formula was sufficient to support the Company's financing requirements at that time. Proceeds from the sale of assets were also used to reduce the amount outstanding under the term loan from $25,000,000 to $14,828,000 as of September 30, 1994 and to $11,999,000
         as of November 29, 1994. Under the Third Amended Credit Agreement, the term loan had to be reduced by $11,200,000 on April 30, 1995 with any balance payable on January 31, 1996.

         By letters dated April 11, 1994, April 20, 1994, July 20, 1994, August 17, 1994, September 1, 1994 and September 13, 1994 the Company was notified by the Agent Bank under the Third Amended Credit Agreement of certain alleged covenant defaults and events of default under the Third Amended Credit Agreement. As a result of the write-down in the recorded value of BEGCI (defined below), the Company did not meet its minimum net worth covenant as of June 30, 1994. The Banks were under no obligation to make revolving credit loans under the Third Amended Credit Agreement following the occurrence and during the continuance of a default or event of default. The Banks continued to lend, and the Company continued to take necessary action to cure certain of the alleged defaults and events of default and requested the Banks to waive or to forbear from asserting the remainder of the alleged defaults and events of default. As a result of these alleged defaults and events of default, all loans under the Third Amended Credit Agreement are classified as current on the September 30, 1994 balance sheet.

         Except for a short period following the sale of assets to Cameron, since April 11, 1994, the Banks charged interest on any loan under the Third Amended Credit Agreement at a rate of interest equal to 4% above the rate otherwise applicable to such loans. As a result, the interest for the revolving credit portion of the loan was 12.75% and 13.75% for the term portion of the loan at September 30, 1994.

         On November 30, 1994, Bird Incorporated entered into a $39,000,000, three year Loan and Security Agreement (the "Loan Agreement") with Barclays. At the end of the three year period, the Loan Agreement is automatically renewed annually

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         for a one year period unless terminated specifically in writing. The Loan Agreement consists of a $24,000,000 revolving credit commitment and two equal term loans (Term Loan A and Term Loan B) totaling $15,000,000. Up to $5,000,000 of the revolving credit facility can be used for letters of credit. Letters of Credit outstanding as of November 30, 1994 totaled $2,927,000. Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and its other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2,000,000 over advance on accounts receivable and inventories in order to assist the Company in adequate funding of the seasonal build up of accounts receivable which may occur under sales programs which may be offered during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of November 30, 1994, the calculated availability consistent with the terms of the Loan Agreement totaled $22,294,000. The Loan Agreement contains financial and operating covenants which, among other things, (i) require the Company to maintain prescribed levels of tangible net worth, net cash flow and working capital and (ii) place limits on capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions and disposition of assets. The proceeds of the initial borrowings under the Loan Agreement were used to pay in full the outstanding loan balances under the Third Amended Credit Agreement. A commitment fee of $150,000 was due and paid to Barclays as of the closing date of the Loan Agreement.

         Interest on the revolving credit commitment under the Loan Agreement accrues at the Barclays base rate (as specified in the Agreement) plus 1% on all borrowings and the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. Interest on Term Loan A and Term Loan B accrues at the base rate plus 1 1/2%. The combined repayment of the principal on Term Loan A and Term Loan B is $125,000 per month in year one and $142,800 per month in years two and three with a final principal payment of $10,072,800 due on November 30, 1997. Proceeds in excess of $100,000 from the sale of fixed assets may, at Barclays' discretion, be applied to the outstanding principal payments of the term loan(s).

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         In the event of a sale of the Company's 80% interest in BEGCI, proceeds would be applied to the outstanding principal balance of Term Loan A. In the event of a sale of the assets of the Vinyl division, Term Loan B would be reduced to $5,000,000 and the revolving credit commitment would be reduced to $15,000,000 at which time interest rates on the loans would accrue at either the base rate or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points.

         On June 18, 1994, the Company entered into a Settlement Agreement and Full and Final Release ("Settlement") with the minority shareholders of the Company's Bird Environmental Gulf Coast, Inc. ("BEGCI") subsidiary, thus resolving a suit filed by the minority shareholders of the subsidiary claiming breach of contract and a countersuit filed by the Company in 1994. Pursuant to the Settlement, the Company has agreed to sell its 80% interest in BEGCI to the minority shareholders on or before February 28, 1995, subject to financing. During that period, the Company retains the right to sell all of its interest in BEGCI to another buyer provided that the shares of common stock of BEGCI owned by the minority shareholders are also sold at no less than the same price per share. Since the decision by the Company's Board of Directors to enter into the Settlement Agreement and the execution of the Settlement Agreement itself established a measurement date (see
         Note 11), the Company has written down the recorded value of BEGCI as of June 30, 1994. The remaining net asset value of this business of $7.5 million is shown as "Assets Held for Sale" on the September 30, 1994 balance sheet.

         The operating lease on the roofing machine at the Company's Norwood, Massachusetts facility was collateralized by a mortgage on the Norwood property. The mortgage required the consent of the lessor to allow a second mortgage on the real property. The terms of the Third Amended Credit Agreement required security on all of the Company's assets, and as a result, a second mortgage in favor of the Banks was placed on the Norwood property. The lessor's consent had not been obtained. The Company was notified by letter dated April 25, 1994 that the lessor was declaring the Equipment Leasing Agreement dated as of December 28, 1984 (as amended) to be in default, and by letter dated May 23, 1994, the lessor declared the lease terminated. On August 30, 1994, the Company and the lessor entered into an agreement pursuant to which the Company would purchase the leased equipment for a purchase price of approximately $4 million payable in installments between August 30, 1994 and January 15, 1995, by which date the final payment of approximately $2.3 million had to be made. Concurrent with

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         the Company's refinancing with Barclays Business Credit, Inc. on November 30, 1994, the Company satisfied all outstanding obligations with respect to the purchase agreement it had entered into with the lessor and acquired title to the roofing machine.

6. On July 1, 1992, the Company entered into a 50% joint venture with ZES, Inc. (formerly known as Kensington Manufacturing Company), to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). After negotiating with its partner, in early 1994 Bird Corporation agreed to invest additional cash in return for temporarily increasing its ownership in Kensington to 90%. The terms of the new agreement allow Kensington to return to an equal partnership if, before the later of December 31, 1994 or six months following the Company's last investment, its partner can match the additional investment made by the Company. Under the terms of the Kensington Partnership Agreement, a Management Committee was established to oversee the operations of the partnership. The agreement required, among other things, unanimous approval of the Management Committee for the following: (a) any distributions; (b) the incurrence of any indebtedness; (c) the creation of any form of encumbrance; (d) the adoption or modification of the partnership's annual plan and operating budget; and (e) any transaction requiring expenditures in excess of $15,000 and not contemplated or provided for in the annual business plan or operating budget. Each partner is entitled to name two of the five members of the Management Committee with the fifth member being the President of Kensington. Approval from both partners was required to hire the President of Kensington. Significant operating decisions require unanimous approval as noted above. Accordingly, the Company does not possess unilateral control and, as a result, the partnership is accounted for on the equity method.

         The following table presents unaudited summarized financial information for Kensington Partners for the nine months ended September 30, 1994 and 1993.

                                                         September 30         September 30
                                                             1994                 1993
                                                         ------------         ------------
                                                              (thousands of dollars)
         Current Assets                                     $ 8,944             $10,267
         Property and Equipment                               3,239               2,472
         Other Assets                                           384                 393
                                                            -------             -------
                 Total Assets                               $12,567             $13,132
                                                            =======             =======

         Current Liabilities                                $11,300             $ 9,593
         Other Liabilities                                    1,249                 204
                                                            -------             -------
                 Total Liabilities                          $12,549             $ 9,797
                                                            =======             =======

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



                                                    Nine months ended September 30,
                                                          1994                 1993
                                                          ----                 ----
         Net Sales                                       $19,277             $14,693
         Gross Profit                                    $ 2,246             $ 2,284
         Net Loss                                        $(1,936)            $(1,717)


         On January 25, 1994, the bank servicing the Kensington Credit Agreement dated October 25, 1993 gave notice that Kensington had breached certain covenants. Subsequently, the bank agreed to forbear from exercising its rights and remedies under the loan agreement until August 31, 1994. In accordance with this forbearance agreement interest accrued at 3% above the prime lending rate. On May 2, 1994, the bank applied the Company's $750,000 cash deposit which was held by the bank as collateral against the total amount owed which was then $2,158,000. A payment schedule was established to repay the remainder of the loan. The loan availability calculation was amended to allow aggregate borrowings equal to the lesser of the borrowing base calculation or a set borrowing schedule over a prescribed time frame. The borrowing availability schedule began April 29, 1994 at $1,550,000 and was periodically reduced to $475,000 through August 31, 1994, at which time the outstanding balance was paid in full.

         This reduced borrowing availability schedule required Kensington to find a new lending arrangement. As of June 15, 1994, the partnership entered into a financing agreement with Bankers Capital of Chicago, Illinois. Under the terms of the agreement, Bankers Capital agreed to provide up to $2.5 million in financing based on the value of certain acceptable receivables. The amount advanced at any one time cannot exceed 80% of the value of these receivables. Interest on the amount advanced is at the prime lending rate plus 1 1/2%. Additionally, Bankers Capital charges a fee ranging from 1.0% to 3.5% of the total amount of the value of acceptable receivables used to extend financing and the age of such receivables. As a result, interest and fees result in a average borrowing rate of approximately 18 1/2% at September 30, 1994. The financing by Bankers Capital is co-guaranteed by the Company. Bankers Capital initially funded Kensington on August 25, 1994 including payment in full of the outstanding loan balance with Kensington's previous lender.

7. In 1986, the Company, along with numerous other companies, was named by the Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost of the remedial work and other expenses covered by the settlement agreement can only be estimated. At September 30, 1994, the Company has provided a reserve totalling $953,000 to offset its proportionate share of the estimated ultimate cost of cleanup.

         On June 21, 1994, the Arizona Department of Environmental Quality (the "ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a division of the Company ("Southwest") which directed Southwest to conduct a site investigation of property formerly leased by Southwest. Receipt of the NV prompted negotiations between the ADEQ, Southwest and the Company. The negotiation resulted in a consent order between the ADEQ and the Company on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and ground water that may have been contaminated by leaks from an underground storage tank previously removed by the Company. In accordance with the work plan, the Company expects to remediate soil and ground water where and if necessary. The Company's management believes that the cost to the Company of such remediation will be in the range from $200,000 to $700,000. The Company has provided a reserve totalling $400,000 for its proportionate share of the estimated ultimate cost of cleanup at September 30, 1994 based on management's best estimate of the costs to be incurred. The Company anticipates that $200,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation. This potential recovery has not been recorded as of September 30, 1994.

8. Non-recurring income in the nine months ended September 30, 1993 represents a net gain from a settlement with an insurance provider relating to product liability claims.

9. Restrictions on the payment of dividends were imposed by the terms of the Third Amended Credit Agreement. As a result of the defaults under the Third Amended Credit Agreement, the Company suspended dividends on all classes of its stock after the third quarter of 1993. As of September 30, 1994, dividends

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         would have had to have been paid (or declared and set apart for payment) in the amount of $22,000 on the Preferred Stock and $1,506,000 on the Preference Stock before any dividends could have been paid or declared on the Common Stock. On October 31, 1994, the Banks consented to payment of the fourth quarter, 1994 dividend on the Preferred Stock. The quarterly dividend on the Preferred Stock due December 1, 1994 was declared and paid in full as of that date. Restrictions on the payment of dividends on Common and Preference Stock are imposed by the terms of the Agreement dated November 30, 1994 with Barclays Business Credit, Inc. Payment of dividends on Preferred Stock are permitted under the Agreement.

10. On June 10, 1994, the Company's 40% interest in Mid-South Building Supply, Inc. was redeemed for $1,000,000 in cash. The resulting loss of $1,261,000 is reflected as a discontinued business activities expense in the accompanying consolidated statement of operations.

11. On June 18, 1994, the Company agreed to sell its 80% interest in BEGCI to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. Accordingly, the Company, as of June 30, 1994, recorded the operating results of BEGCI as a discontinued operation. In conjunction with this decision, the Company recorded an aggregate charge of $9,569,000 to adjust its book value to approximate the net realizable value of $7.5 million at June 30, 1994. In June 1994, the Company estimated that the results of operations from the "off-site" environmental business would be breakeven through the disposal date and, accordingly, no liability for anticipated losses from the measurement date to the disposal date was recorded. Currently, the expected disposal date is by the end of the first quarter of 1995.
         The Company continues to believe that by the disposal date, the results of operations will be breakeven. However, at September 30, 1994, the Company had invested an additional $907,000 in BEGCI which, based on the Company's assessment, would not be recoverable and was accordingly written-off, thus maintaining the Company's investment at $7.5 million.

         In 1993, the Company decided to close the "on-site" environmental remediation business. As a result of that decision, the Company recorded a provision totaling approximately $11 million which represented the estimated net costs associated with the closing including a $5.8 million write-down of assets to net realizable value, $4 million for the expected losses from operations resulting from projects being closed and $100,000 of general expenses associated with

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         closing the business. As a result, historical results of operations for all of the environmental businesses have been classified as discontinued operations. Based upon the actual results of the environmental "on-site" remediation operations and the sale of its assets, excess costs of $3,861,000 charged in 1993 have been reversed and are recorded as discontinued operations in the consolidated statement of operations for the nine months ended September 30, 1994.

         As of September 30, 1994, the remaining assets and liabilities relating to the "on-site" environmental remediation business approximated $569,000 and $1.4 million, respectively. The assets relate primarily to accounts receivable due to holdbacks on asset sales and the liabilities relate primarily to severance payments, a disputed trade payable and certain other obligations such as for taxes and workers compensation. The estimated net realizable value of its investment in the "off-site" environmental remediation business totaled $7.5 million and is shown as "Assets held for sale" on the consolidated balance sheet.

12. On August 22, 1994, the Company sold the assets of substantially all of its distribution businesses to Wm. Cameron & Co. for a purchase price consisting of cash in the amount of $24,245,000 (based on the July 31, 1994 net book value), including $1,300,000 held in escrow to pay any indemnification claims arising under the purchase and sale agreement, and the assumption of certain liabilities of the selling companies. The sale will result in a gain of $2,677,000. The purchase price was subject to adjustment based on an audit of the book value of the acquired assets and assumed liabilities as of the closing date. Adjustments to the book value for the period August 1, 1994 through August 22, 1994 resulted in an increase in the purchase price of $1,897,000, payable to the Company as of November 17, 1994. Sales of $67,089,000 were recorded for these businesses for the nine month period ending September 30, 1994.

         On November 28, 1994, the Company sold its last remaining building materials distribution business, Southland Building Products, Inc. to Ashley Aluminum, Inc. for a purchase price of $2,134,000. The sale will result in a modest gain. The purchase price is subject to adjustment based on an audit of the book value of the acquired assets and assumed liabilities as of the closing date. Sales for the current calendar year of $9,092,000 were recorded for this business for the cumulative period ending November 27, 1994.

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



13. On September 26, 1994, the Company announced that it had signed a definitive agreement to sell the assets of its vinyl building products manufacturing operation located in Bardstown, Kentucky to Jannock Limited for $47.5 million which will result in a significant gain.
         The transaction also includes Jannock's assumption of balance sheet and certain other liabilities related to this business. Sales for the nine month period ending September 30, 1994 for the vinyl building manufacturing operation totalled $36,348,000. This transaction also includes an option to purchase the Company's interest in Kensington Partners for a purchase price which will net the Company up to an additional $1,390,000. Kensington Partners operates a vinyl window fabrication business in Leechburg, Pennsylvania. The sale is subject to approval by the shareholders of the Company, which will be sought at a special meeting for purposes of acting on the proposed sale. Proceeds from the sale would be used to pay down debt under the Loan Agreement with Barclays with any cash balance held in short term investments until the Company's management and its Board of Directors have had sufficient time to review longer term options.

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION


Prior to November 30, 1994, the Company's external financial needs were satisfied by borrowing under the Second and Third Amended Credit Agreements with The First National Bank of Boston, Philadelphia National Bank incorporated as Corestates Bank, N.A. and The Bank of Tokyo Trust Company. Effective as of November 30, 1994, such needs are satisfied primarily by borrowing under the Loan And Security Agreement between the Company and Barclays Business Credit, Inc. of Glastonbury, Connecticut ("Barclays"). In addition, the Company's cash requirements have been supplemented recently by the sale of certain assets and/or businesses.

The Second Amended Credit Agreement contained financial and operating covenants which, among other things, required the Company to maintain prescribed levels of pre-tax earnings, net worth, ratios of debt to net worth and ratios of current assets to current liabilities. As of September 30, 1993, the Company was in default in the performance of its obligations with respect to certain of its covenants under the Second Amended Credit Agreement regarding the ratio of adjusted earnings, permitted capital expenditures and investments by the Company in Kensington Partners, its window manufacturing joint venture. The banks were under no obligation to make revolving credit loans under the Second Amended Credit Agreement following the occurrence and during the continuance of a default or event of default. The Banks continued to lend notwithstanding the foregoing defaults. The Company classified the related debt as current on its September 30, 1993 balance sheet in light of the fact that the Second Amended Credit Agreement provided for automatic acceleration of the indebtedness upon the occurrence of a default or event of default. No such acceleration occurred.

On February 14, 1994 the Company's bank group entered into an agreement to forbear from exercising their rights and remedies under the Second Amended Credit Agreement and to continue to extend credit under the Second Amended Credit Agreement through March 15, 1994. During this period of time, certain operating and financial covenants in the forbearance agreement were operative, and the Company agreed to collateralize the loans with the accounts receivable of two of its roofing distribution companies.

On March 4, 1994, the Company and its lending banks executed the Third Amended Credit Agreement, pursuant to which the Company was permitted to borrow up to $65 million until January 31, 1996. Loans under the Third Amended Credit Agreement, which were secured by substantially all of the Company's assets, were made pursuant to a $40 million revolving credit line commitment for working capital,

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



letters of credit and a $25,000,000 term loan for general corporate purposes. The revolving credit line availability was determined with reference to a percentage of accounts receivable and inventory which were pledged to the banks.

On August 22, 1994, the Company sold substantially all of the assets of its building materials distribution businesses to a Cameron Subsidiary for a purchase price of $24,245,000 based on the July 31, 1994 net book value. Concurrently, the Company exercised its right under the Third Amended Credit Agreement to reduce the revolving credit commitment by $13,000,000 to $25,825,000, thereby reducing fees charged on the unused portion of the facility. The purchase price with respect to assets acquired by a Cameron Subsidiary at the August 22, 1994 closing was subject to later adjustment based on an audit of the net book value of the acquired assets and assumed liabilities as of the closing date. Due to the increase in the net book value for the period from July 31, 1994 through August 31, 1994, the Company received an additional $1,897,000 in respect of such adjustment, which amount was paid to the Company on November 17, 1994. On November 28, 1994, Ashley Aluminum, Inc., a Cameron Subsidiary, acquired the net assets of Southland, the Company's sole remaining building materials distribution business, for a purchase price of $2,134,000 (which does not take into account $193,000 paid for a minority interest acquired by the Company in contemplation of the closing of the sale). There was an insignificant gain on this sale.

The Company used proceeds from the sale of the assets of its building materials distribution business to reduce the term loan under the Third Amended Credit Agreement from $25,000,000 to $11,999,000 as of November 29, 1994 and to reduce the amount outstanding under the revolving credit line to $11,529,000 as of the same date. Under the terms of the Third Amended Credit Agreement, the term loan was to be further reduced by a principal payment of $11,200,000 on April 30, 1995 with the balance of the term loan payable on January 31, 1996.

Under the Third Amended Credit Agreement and prior to the execution of the Barclays' Loan and Security Agreement dated November 30, 1994, repayment of the term loan was also required to be made from excess proceeds of future asset sales (calculated as the amount remaining after net asset sale proceeds were used to reduce revolving credit loans to less than borrowing base availability with borrowing base availability being calculated after the effect of such an asset sale). The term loan was also required to be reduced

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



on any date other than the payment due dates specified in the preceding paragraph by the amount (if any) by which the term loan exceeded 70% of the fair market value of all of the Company's fixed assets.

The Third Amended Credit Agreement contained financial and operating covenants which, among other things, (i) required the Company to maintain prescribed levels of tangible net worth, net cash flow, earnings before interest, taxes, depreciation and amortization, and ratio of current assets to current liabilities, and (ii) limited capital expenditures by the Company. The Third Amended Credit Agreement also contained restrictions on indebtedness, liens, investments, distributions (including payment of dividends), mergers, acquisitions and disposition of assets.

In a letter dated April 11, 1994, the Company was notified by the Agent under the Third Amended Credit Agreement of certain alleged defaults with respect to certain post closing undertakings (that were primarily administrative in nature) including but not limited to, delivery of certain legal opinions and the issuance of certain certificates of title and title policies. By letters dated April 20, 1994, July 20, 1994, August 17, 1994, September 1, 1994 and September 13, 1994, the Company was notified by the agent bank under the Third Amended Credit Agreement of the continuation of the defaults under certain of the above-mentioned administrative covenants, as well as certain alleged defaults and events of default resulting from the fact that the Company did not meet its minimum net worth covenant as of June 30, 1994. The Company's failure to satisfy the minimum net worth covenant was due to the $8,477,000 write-down in the recorded value of Bird Environmental Gulf Coast, Inc. ("BEGCI"). The banks were under no obligation to extend credit under the Third Amended Credit Agreement following the occurrence and during the continuance of a default or event of default. Although not formalized in the form of a written amendment, waiver or forbearance, the banks continued to lend, and the Company continued to take action necessary to cure certain of the alleged defaults and events of default. The Company requested the banks to waive or to forbear from asserting the remainder of the alleged defaults and events of default. During the existence of these alleged defaults and events of default, the Company continued to meet its payment obligations as required. As a result of the alleged defaults and events of default, all loans under the Third Amended Credit Agreement have been classified as current on the September 30, 1994 balance sheet.

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



Interest on the revolving credit line under the Third Amended Credit Agreement accrued at the base rate (as specified in such agreement) plus 1% on all borrowings and 1/2% on any unused portion. The interest on the term loan portion accrued at the base rate plus 2%. Due to the Company's defaults under the Third Amended Credit Agreement, however, except for a short period following the August 22, 1994 closing of the sale of assets to Cameron, from April 11, 1994 until November 30, 1994, the Banks charged interest on the loans under the Third Amended Credit Agreement at a rate of interest equal to 4% above the rate otherwise applicable to each such loan. Therefore, the interest rate for outstanding loans under the revolving credit line was 12.75% and 13.75% for the term loan, at September 30, 1994.

On November 30, 1994, Bird Incorporated entered into a $39,000,000, three year Loan and Security Agreement (the "Loan Agreement") with Barclays. At the end of the three year period, the Loan Agreement is automatically renewed annually for a one year period unless terminated specifically in writing. The Loan Agreement consists of a $24,000,000 revolving credit commitment and two equal term loans (Term Loan A and Term Loan B, as defined in the Loan Agreement) totaling $15,000,000. Up to $5,000,000 of the revolving credit facility can be used for letters of credit. Letters of Credit outstanding as of November 30, 1994 totaled $2,927,000. Intercompany loans and advances to non-borrowing affiliates including BEGCI and Kensington are permitted under the Loan Agreement. Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2,000,000 over advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build up of accounts receivable which may occur under sales programs which may be offered during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of November 30, 1994, an aggregate of $22,294,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement. The Loan Agreement contains financial and operating covenants which, among other things,
(i) require the Company to maintain prescribed levels of tangible net worth, net cash flow and working capital and (ii) place limits on the Company's capital expenditures. The Loan

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions and disposition of assets (except that the Company is not precluded from consummating the sale of the assets of its vinyl building products manufacturing operation or a sale of its interest in BEGCI). The proceeds of the initial borrowings under the Loan Agreement were used to pay in full the outstanding loan balances under the Third Amended Credit Agreement. A commitment fee of $150,000 was due and paid to Barclays as of the closing date of the Loan Agreement.

Interest on the revolving credit commitment under the Loan Agreement accrues at the Barclays base rate (as specified in such Agreement) plus 1% on all borrowings and the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. Interest on Term Loan A and Term Loan B accrues at the base rate plus 1 1/2%. The combined repayment of the principal on Term Loan A and Term Loan B is $125,000 per month in year one and $142,800 per month in years two and three with a final principal payment of
$10,072,800 due on November 30, 1997.   Proceeds in excess of $100,000 from the
sale of fixed assets may, at Barclays' discretion, be applied to the outstanding principal payments of the term loans.

In the event of a sale of the Company's 80% interest in BEGCI, proceeds would be applied to the outstanding principal balance of Term Loan A. In the event of a sale of the assets of the Vinyl division, proceeds shall be applied first to the repayment of Term Loan A, second to the repayment of Term Loan B so that the outstanding principal amount of Term Loan B equals $5,000,000 and third to the outstanding Revolving Credit Loans with the balance of proceeds to be retained by the Company. The revolving credit commitment would be reduced to $15,000,000 at which time interest rates on the loans would accrue at either the base rate or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points at the borrower's election.

On January 25, 1994, the bank that was party to Kensington's Credit Agreement dated October 25, 1993 gave notice that Kensington had breached certain financial covenants including the ratio of Current Assets to Current Liabilities, Tangible Net Worth and Total Liabilities to Tangible Net Worth in each case as defined therein (although it continued to meet its payment obligations throughout the term of the Credit Agreement). Subsequently, the bank agreed to forbear from exercising its rights and remedies under such agreement until August 31, 1994. In accordance with this forbearance agreement, interest accrued at 3% above the bank's prime lending rate. On May 2, 1994, this bank applied the Company's $750,000 cash deposit, which was held by the bank as collateral, against the total

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



amount owed which was then $2,158,000. A payment schedule was established to repay the remainder of the loan. The loan availability calculation was amended to allow aggregate borrowings equal to the lesser of the borrowing base calculation or a set borrowing schedule over a prescribed time frame. The borrowing availability schedule began April 29, 1994 at $1,550,000 and was periodically reduced to $475,000 through August 31, 1994, at which time the outstanding balance was paid in full.

This reduced borrowing availability schedule required Kensington to seek a new lending arrangement. As of June 15, 1994, the Partnership entered into a financing/factoring agreement with Bankers Capital of Chicago, Illinois. On July 20, 1994, the Company's Banks amended the Third Amended Credit Agreement to permit the refinancing of Kensington with Bankers Capital. Under the terms of the agreement, Bankers Capital agreed to provide up to $2.5 million in financing based on the value of certain acceptable receivables. The amount advanced at any one time cannot exceed 80% of the value of these receivables. Interest on the amount advanced is at the prime lending rate plus 1 1/2%. Additionally, Bankers Capital charges a fee ranging from 1.0% to 3.45% of the total amount of the value of acceptable receivables used to extend financing and based on the age of such receivables. As the receivables age, the applicable fee percentage increases. In light of the interest and fees described above, the average borrowing rate was approximately 18 1/2% at September 30, 1994. The financing by Bankers Capital is co-guaranteed by the Company. Bankers Capital initially funded Kensington on August 25, 1994, which funding included payment in full of the outstanding loan balance with Kensington's previous lender.

On June 18, 1994, the Company entered into a Settlement Agreement and Full and Final Release (the "Settlement Agreement") with the minority stockholders of BEGCI, the owner of the San Leon Facility, thus resolving a suit filed by such minority stockholders claiming a breach of contract and a countersuit filed by the Company in January 1994. The claim was based on the minority stockholders' allegations that the Company, without minority stockholder approval, caused BEGCI to fund the construction of a solid waste treatment facility featuring desorption technology owned by one of the minority stockholders rather than funding a less costly liquid waste treatment facility featuring centrifuge technology. Pursuant to the Settlement Agreement, the Company has agreed to sell its 80% interest in BEGCI to the Minority Stockholders for approximately $7.5 million in cash on or before February 28, 1995. Such proposed sale is subject to financing, and also allows the Company to sell all of its interest in BEGCI to another buyer, provided that the shares of common stock of BEGCI owned by the minority stockholders are also sold at no less than the same price per share. The

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



minority stockholders continue to discuss financing with various interested parties. However, the minority stockholders and the Company are working together to sell the Company's interest or the entire facility to any of a number of potential acquirors who are in various stages of their due diligence reviews. As the Board of Directors decision to sell BEGCI and this Settlement Agreement established a measurement date for financial accounting purposes, the Company has written down the recorded value of BEGCI as of June 30, 1994 to $7.5 million.

Until the Company's purchase of the roofing machine at the Company's Norwood, Massachusetts facility on November 30, 1994, the operating lease on such machine was collateralized by a mortgage on the Norwood property. The mortgage required the consent of the lessor to allow a second mortgage on the real property. The terms of the Third Amended Credit Agreement required security on all of the company's assets, and as a result, a second mortgage in favor of the banks was placed on the Norwood property without obtaining the lessor's consent. The Company was notified by letter dated April 25, 1994 that the lessor was declaring the Equipment Leasing Agreement dated as of December 28, 1984 (as amended) to be in default, and by letter dated May 23, 1994, the lessor declared the lease terminated. The Company and the lessor entered into an agreement pursuant to which the Company agreed to purchase the leased equipment for a purchase price of approximately $4.0 million payable in installments between August 30, 1994 and January 15, 1995, by which date the final payment of approximately $2.3 million had to be made. Concurrent with the Company's refinancing with Barclays on November 30, 1994, the Company satisfied all outstanding obligations with respect to the purchase agreement it had entered into with the lessor and acquired title to the roofing machine.

In order to control its cost and supply of asphalt, the Company is continuing the construction of an asphalt oxidizer plant expansion at its roofing facility in Norwood, Massachusetts. The Company's decision to build the oxidizer was triggered by the decision of Exxon (the only remaining supplier of asphalt in New England) to exit the New England market. The expected cost of this plant expansion is anticipated to be approximately $4.9 million, of which the Company has spent $3.4 million through September 30, 1994. Until the oxidizer is complete, the Company faces significantly higher costs in obtaining raw materials and risks the possibility of production delays due to its reliance on suppliers in other states. Currently, the Company's asphalt needs are being supplied on a timely basis and there have been no significant delays in production. The Company was not able to pass along the additional freight costs to customers in 1994 since several of the other suppliers of roofing in New England produce their product in the mid-Atlantic area and were not subject to the increased asphalt costs.

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



Net cash and cash equivalents decreased during the nine month period ending September 30, 1994 by $7,318,000 to $200,000. The cash used by continuing operations for the nine month period ended September 30, 1993 increased $5,110,000, from $6,960,000 to $12,070,000. The change was attributable primarily to the fact that at September 30, 1993 the Company reported net earnings of $469,000 as compared to a net loss of $8,939,000 for the period ended September 30, 1994. In addition, there were several significant changes in the balance sheet items such as a decrease of approximately $6 million in trade accounts receivable, a decrease of approximately $5 million in liabilities not relating to financing activities and an increase of $5 million relating to the establishment of the liquidation reserve. In addition, the Company recorded a charge of $9,348,000 relating to the disposal of the environmental business for the period ended September 30, 1994. The Company had approximately $20.8 million of net cash provided from investing activities for the period ended September 30, 1994 as compared to a total of approximately $4 million of net cash used in investing activities for the period ended September 30, 1993. The change is primarily the result of $27 million of cash receipts from the proceeds of the sale of certain of the Company's assets (including, primarily, the sale of the assets of the distribution companies to a Cameron subsidiary in August 1994), offset by cash used for capital expenditures. The net cash resulting from financing activities changed by $24 million for the period ended September 30, 1994 as compared to the period ended September 30, 1993. The change is attributable to the fact that during 1994 the Company repaid significant amounts of debt by approximately $17 million in excess of borrowings, as compared to 1993 when the Company borrowed approximately $10 million in excess of repayments.

There were several significant changes in the balance sheet accounts between September 30, 1994 and December 31, 1993. The inventory balance decreased $11,390,000 to $10,767,000 at September 30, 1994 from $22,157,000 at December
31, 1993. The decrease was due to management's deliberate decision to reduce working capital and manage the level of inventories. Due to the seasonality of the business, the winter months are historically the time when the Company builds its inventory in anticipation of sales for the summer months. The prepaid balance at September 30, 1994 decreased by approximately $1.4 million to $2,632,000 from $4,046,000 at December 31, 1993 due primarily to the capitalization of refinancing costs incurred relating to the Third Amended Credit Agreement which had been classified as prepaid expenses at the end of 1993. Other investments balance at September 30, 1994 was $2,868,000 and $5,551,000 at December 31, 1993. The decrease of approximately $2.7 million is due primarily to the sale of the Company's 40% interest

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



in Mid-South Building Supply, Inc. ("Mid-South") on June 10, 1994. The decrease in the Company's liquidation reserve reflects the fact that, during the nine months ended September 30, 1994, the Company was able to either complete or terminate all of the contracts related to the "on-site" environmental business, sell the related assets, close the facilities and offices and terminate a significant number of employees. The Company anticipates that the remaining portion of this reserve will be utilized by the end of 1994.



RESULTS OF OPERATIONS


The Company is focusing on its roofing manufacturing operations as its primary business. The Company acknowledges that as a result of this decision, its future prospects and sales will be tied solely to one line of business which will, at least in the near future (and in the absence of any current plans of the Company to expand significantly its operations and enter new markets), be dependent upon the economy in the northeastern United States, the territory which currently constitutes the Company's current market, and produce all of its output at a single plant which currently relies on one major supplier for critical raw materials (i.e., glass mat). Nevertheless, the Company believes it has significant competitive advantages in this business. These advantages stem from and are expected to continue in light of the Company's leading market share, its low cost production abilities resulting from a state-of-the-art plant, its internal supply of granules from its own quarry and granule plant, future cost improvements which will result from the purchase of its roofing machine from the former lessor and the expected completion of its construction of an asphalt oxidizing plant.

The Company's recent cash flow difficulties slowed down the construction of the asphalt oxidizer, thus extending the period during which the Company has been required to purchase asphalt from more costly outside vendors. In addition, due to the Company's limited working capital and to its difficulty in obtaining an adequate supply of asphalt for "off-hours" and weekend production during peak- production times, the roofing manufacturing facility was forced to operate at less than full capacity at certain times during the year, resulting in limited inventory. Although the Company was not always able to meet customers' demand for its roofing products on a timely basis due to such circumstances, market share did not decrease significantly. However, the Company's limited cash flow has hindered the Company's ability to attract new customers.

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



The Company believes that the vinyl products industry as a whole exhibits a trend towards continued growth, projected to be in the range of approximately 6% per year through the balance of the decade. Although all trade factors within the industry are projected to grow, the largest growth during the next few years is expected to be in the home center/lumber yard segment and in new construction. It is estimated that "commodity" or low-end, lower-priced products currently account for 35% to 40% of the industry, which percentage portion is expected to increase more rapidly than that of standard and premium products with better performance characteristics and greater aesthetic appeal.

The Company currently does not participate significantly in the commodity, or lower-end, lower-margin product market, including in the very low-margin manufactured housing segment. It currently sells less than 10% of its products to lumber yards through two-step distribution. The bulk of the Company's volume consists of standard and premium products sold to specialty distributors serving professional siding and remodeling contractors. The Company would have to (complete development of) and introduce several new siding products, including new lower-priced, commodity-type siding, in order to penetrate profitably the expanding market for commodity products, incrementally increasing its volume.

Nine Months Ended September 30, 1994 and 1993. Net sales from continuing operations increased .8% from $140,512,000 to $141,595,000 for the first nine months of 1994, as compared to the same period in the prior year. Sales from the Company's roofing manufacturing business and its vinyl business increased 8.1% and 9.4%, respectively. Improved weather conditions and renewed strength in the remodeling market caused by low interest rates and a generally favorable economy contributed to the improvement in these businesses. However, a decrease in sales volume due to the sale of substantially all of the Company's building materials distribution businesses in August of 1994 significantly offset the improvement attained by the roofing and vinyl segments. For the three month period ended September 30, 1994, net sales from continuing operations decreased 13.5% from $53,438,000 to $46,246,000, as compared to the same period in the prior year. The decline in sales is attributable to the sale of the Company's building materials distribution business in the third quarter of 1994. For the applicable three month periods, sales from the Company's roofing manufacturing business and vinyl business increased 17.0% and 9.3%, respectively. The increase during such period was primarily attributable to improved weather conditions and to the renewed strength in the remodeling market caused by low interest rates and a generally favorable economy.

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



The Company's cost of sales from continuing operations compared to the same period in the prior year increased 2.9% from $111,574,000 to $114,813,000 for the nine months of 1994. For the nine month period, cost of sales for the roofing and vinyl businesses increased 11.8% and 13.2%, respectively. Cost of sales increased due to increased manufacturing costs related to volume and higher raw materials costs related to the increase in resin prices for the vinyl business and higher asphalt prices for the roofing manufacturing business. The increase was more than offset by the decline in cost of sales due to the August 1994 sale of the Company's building materials distribution business which caused costs of sales for the three month period ending September 30, 1994 to decrease 13.1% from $42,652,000 to $37,077,000. However, cost of sales from continuing operations in the roofing and vinyl manufacturing businesses increased 17.7% and 8.8%, respectively as compared to the prior periods primarily reflecting the increased sales volume and higher raw material prices as previously indicated.

For the nine months ended September 30, 1994, the roofing manufacturing business cost of sales as a percentage of sales increased 2.8% from 83.1% to 85.9%, as compared to the same period in the prior year. For the three months ended September 30, 1994, the percentage of cost of sales to sales as compared to the same period in the prior year remained relatively constant at 82.6% and 82.1%, respectively.

The vinyl business cost of sales as a percentage of sales for the nine months ended September 30, 1994, increased from 74.3% to 76.9% or 2.6% over the comparable period in the prior year. Cost of sales as a percentage of sales for the three month period ended September 30, 1994 decreased slightly from 76% to 75.6% as compared to the same period in the prior year.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1994 decreased 16.8% from $7,799,000 to $6,492,000 and decreased 3.0% for the nine month comparative period from $23,065,000 to $22,371,000. The decrease was primarily attributable to the sale of the Company's building materials distribution businesses. The SG&A expenses of the Company's roofing and vinyl manufacturing businesses, on a combined basis, decreased 7.5% from year-to-year. However, SG&A expenses (expressed as a percentage of sales) remained relatively constant at approximately 9% for the three month comparative period and approximately 10.5% for the nine month comparative period.

Interest expense increased approximately 195% from $547,000 to $1,612,000 for the three months ended September 30, 1994 and increased approximately 179%, or $2,653,000 for the nine month

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



comparative period. The increased interest expense reflects the nearly $10,000,000 increased debt level and higher overall interest costs in 1994. Since April 11, 1994, the Company has been required to pay a default interest rate of 4% above the rate otherwise applicable to the revolving credit and term loans compared to an approximate rate of 4.5% to 5% for the first nine months of 1993. Default interest expense totaled $381,917 and $842,634 during the three and nine month periods ended September 30, 1994, respectively.

On June 10, 1994, the Company's 40% interest in Mid-South Building Supply, Inc. was redeemed for $1,000,000 in cash. In addition, the Company sold virtually all of its building material distribution businesses to a Cameron subsidiary on August 22, 1994 for approximately $24,245,000, subject to adjustment. The resulting gain of $2,677,000 on the sale of the building materials distribution business and the loss of $1,261,000 on the sale of Mid-South Building Supply, Inc. were recorded as discontinued business activities.

Kensington incurred losses in the amount of $1,936,000 in the nine month period ended September 30, 1994, of which $1,644,000 was allocable to the Company in respect of its ownership interest in the partnership.

Other expenses for the third quarter increased approximately $255,000 for the nine month period ended September 30, 1994 as compared to the same period in the prior year. The increase was due primarily to amortized refinancing costs associated with the Third Amended Credit Agreement.

The Company's effective income tax rate from continuing operations decreased to zero for the nine months ended September 30, 1994 due to the loss incurred for such period.

In connection with the Board of Director's decision to sell BEGCI and the Company's agreement on June 18, 1994 to sell its shares in BEGCI to the minority stockholders on or before February 28, 1995, subject to financing, the Company reclassified BEGCI results as a discontinued operation as of June 30, 1994 and adjusted its book value resulting in an aggregate charge for the nine months ended September 30, 1994 of $11,226,000. The Company intends to operate the San Leon Facility until the sale of its interest in BEGCI is consummated. Closing of such sale is expected to occur during the first quarter of 1995. No assurance can be given that such sale will be successfully completed or, if completed, that such sale will be on terms which are advantageous to the Company.

Due to the Company's decision to exit the off-site environmental business by selling its interest in the San Leon Facility as

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



described under "Financial Condition" above, the Company has completely withdrawn from the environmental business. As a result, historical results of operations for all of the environmental businesses have been classified as discontinued operations. In 1993, in connection with its decision to withdraw from the "on-site" environmental remediation business, the Company charged the results of operations for the write-down of assets, the expected loss from operations and general expenses related to closing of such "on- site" remediation business (see notes to Consolidated Financial Statements). Based upon the outcome of the sales of assets and results of operations, excess costs of $3,861,000 charged in 1993 have been reversed and are recorded as discontinued operations in the consolidated statement of operations for the nine months ending September 30, 1994.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings


         On June 21, 1994, the Arizona Department of Environmental Quality (the "ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a division of the Company ("Southwest") which directed Southwest to conduct a site investigation of property formerly leased by Southwest. Receipt of the NV prompted negotiations between the ADEQ, Southwest and the Company. The negotiation resulted in a consent order between the ADEQ and the Company on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and ground water that may have been contaminated by leaks from an underground storage tank previously removed by the Company. In accordance with the work plan, the Company expects to remediate soil and ground water where and if necessary. The Company's management believes that the cost to the Company of such remediation will not exceed $700,000, $200,000 of which amount the Company anticipates will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation.



Item  2.         Changes in Securities


         The Loan And Security Agreement dated as of November 30, 1994 (the " Loan Agreement") by and among Bird Corporation and Barclays Business Credit, Inc. imposes restrictions on the Company with respect to the purchase, redemption, or other retirement of, or any other distribution on or in respect of any shares of any class of capital stock of the Company with the exception of payments of dividends on the Company's 5% cumulative preferred stock ("Preferred Stock"). Dividends on the Preferred Stock may not exceed $35,000 during any fiscal year.

         The Company is in arrears in the payment of dividends on its $1.85 cumulative preference stock ("Preference Stock") and its Preferred Stock (see Item 3(c) below). The Articles of Organization of the Company provide that as long as any arrearage on the payment of dividends on the Preferred Stock exists, no dividends may be declared or paid on any other class of stock of the Company and further provide that in the event that full cumulative dividends on the Preference Stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or make payment on its Common Stock, until full cumulative dividends on the Preference Stock are declared and paid or set aside for payment.

                          PART II - OTHER INFORMATION
                                  (continued)



Item 3.  Defaults Upon Senior Securities.


 (a) By letters dated April 11, 1994, April 20, 1994, July 20,1994, August 17, 1994, September 1, 1994 and September 13, 1994 the Company was notified by the Agent Bank under the Third Amended Credit Agreement of certain defaults and events of default which were alleged to have occurred or were existing under the Third Amended Credit Agreement.

         As a result of the write-down in the recorded value of BEGCI
         (referred to in Note 5 of Notes to Consolidated Financial Statements), the Company did not meet its minimum net worth covenant under the Third Amended Credit Agreement as of June 30, 1994. Other alleged defaults and events of default included failure to complete certain post-closing undertakings involving the delivery of additional documents, certificates of title, or legal opinions on or before the respective due dates therefore set forth in the Third Amended Credit Agreement, the existence of certain misrepresentations in the Third Amended Credit Agreement and the schedules thereto, failure to perfect the security interest of the banks in certain collateral, failure to apply proceeds of certain insurance policies to reduce revolving credit loans under the Third Amended Credit Agreement, failure to obtain consent of the lessor of certain equipment to a mortgage on underlying real property granted to the Agent Bank, failure to obtain bank consent to over-advance funds to Kensington Partners, and certain alleged defaults with respect to Bid Environmental Gulf Coast, Inc. ("BEGCI") and the related settlement of litigation with its minority partners. The Banks were under no obligation to make revolving credit loans under the Third Amended Credit Agreement following the occurrence an during the continuance of a default or event of default. The Company continued to take actions necessary to cure all of the alleged defaults and events of default. Until such time as all events of default had been cured, interest would accrue on any loan under the Revolving Credit Agreement at a rate of interest equal to 4% above the rate otherwise applicable to such loan. As a result of these defaults and events of default, all loans under the Revolving Credit Agreement are classified as current on the September 30, 1994 balance sheet.

 (b) On November 30, 1994 the Company entered into a Loan And Security Agreement with Barclays Business Credit, Inc. of

                          PART II - OTHER INFORMATION
                                  (continued)



                 Glastonbury, Connecticut for purposes of refinancing the Company. No events of default have occurred or are continuing under this agreement.

         (c) Restrictions on the payment of dividends on the Company's $1.85 Preference Stock were imposed by the terms of the Third Amended Credit Agreement and are imposed by the terms of the Loan Agreement with Barclays Business Credit, Inc. (see Item 2, above). As a result, dividends have not been paid on the Preference Stock since November 15, 1993. Dividends would have to be paid (or declared and set apart for payment) in the amount of $1,506,000 on the Preference Stock before any dividends could be paid or declared on the Common Stock. Dividends are also in arrears on the Company's Preferred Stock in the amount of $22,000 for the three quarterly periods ended September 1, 1994. The quarterly dividend on the Preferred Stock due December 1, 1994 was declared and paid in full as of that date.



Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibit 11 - Computation of Earnings per Common Share

(b)      1.      On August 22, 1994, the Company filed a Form 8-K disclosing the sale of substantially all the assets of its building materials distribution businesses to Wm. Cameron & Co. The
                 Form 8-K included pro forma financial information as of June 30, 1994, assuming the sale of the distribution businesses had occurred on that date.

         2. On September 23, 1994, the Company filed a Form 8-K disclosing that it had signed a definitive agreement to sell the assets of its vinyl building products manufacturing operation to Jannock Limited. The transaction also includes Jannock's assumption of balance sheet and certain other liabilities related to this business as well as an option to purchase the Company's interest in Kensington Partners.

                               BIRD CORPORATION


                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              BIRD CORPORATION


Date:    February 21, 1994                    /s/ Joseph M. Grigelevich, Jr.
                                              ------------------------------
                                              Joseph M. Grigelevich, Jr.
                                              Vice President Finance
                                              and Administration

                                              /s/ Donald L. Sloper, Jr.
                                              ------------------------------
                                              Donald L. Sloper, Jr.
                                              Controller (Principal
                                              Accounting Officer)

                               BIRD CORPORATION

                                 EXHIBIT INDEX





                                                           Sequential
Exhibit No.                                                 Page No.


    11        Statement regarding computation of per
              share earnings