Form 10-K
BIRD CORP
filed 1995-03-29
CIK 12245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to _________________
Commission File Number    0-828

                                BIRD CORPORATION
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                             04-3082903
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

980 Washington Street,  Dedham, MA                   02026
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (617) 461-1414

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                       Name of each exchange
                                                  on which registered
             NONE                                         NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
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

The aggregate market value of common stock, par value $1 per share, held by non-affiliates as of March 1, 1995 was $29,182,000. As of March 1, 1995 there were 4,100,443 shares of Bird Corporation common stock, par value $1 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1995 Annual Meeting of Stockholders to be filed with the Commission by April 30, 1995 are incorporated by reference into Parts I and III of this report.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

As a result of the sale of its vinyl building products business on March 8, 1995 (see "Recent Business Developments" below), Bird Corporation's current manufacturing operation consists of one primary business unit (roofing manufacturing and marketing) as well as a 90% interest in a vinyl window assembly and marketing operation. In addition, Bird Corporation also has a business segment known as the Environmental Group. Products currently manufactured at Bird Corporation's roofing facility include asphalt shingles and roll roofing for commercial and residential use. These products are marketed directly and through independent wholesalers, including wholesalers whose primary customers are roofing contractors. Vinyl windows assembled at its vinyl window assembly facility are marketed directly through wholesalers whose primary customers are window installers. All references herein to the "Company" or "Bird" refer to Bird Corporation and its subsidiaries unless otherwise indicated by the context.

The Environmental Group's business consists of an off-site environmental waste treatment, recovery, and pre-treatment systems facility with a focus on the petrochemical industry. The facility, located in San Leon, Texas (the "San Leon Facility"), provides off-site processing capabilities for numerous classifications of refinery waste that are not economically treatable at the point of origin. The process at the San Leon Facility is designed to recover commercial grade fuel oil and hazardous waste derived fuels for cement kiln operations and to reduce the volume of residual waste material for incineration. In June, 1994, the Company agreed to sell its 80% interest in the San Leon Facility and withdraw from the environmental business and therefore, recorded the operating results of such business as a discontinued operation as of June 30, 1994.

RECENT BUSINESS DEVELOPMENTS

There have been a number of significant developments in the business of the Company during 1994 and 1995, including the following:

        - On March 4, 1994, the Company and its lending banks (the First National Bank of Boston, Philadelphia National Bank, incorporated as Corestates Bank, N.A. and the Bank of Tokyo) executed the Third Amended Credit Agreement pursuant to which the Company was permitted to borrow up to $65 million until January 31, 1996. Loans, which were secured by substantially all of the Company's assets, were made pursuant to a $40 million revolving credit line commitment for working capital and letters of credit and a $25 million term loan for general corporate purposes. The Third Amended Credit Agreement represented a refinancing of loans under an earlier credit agreement with the same banks.

        - On June 10, 1994, the Company's 40% interest in Mid-South Building Supply, Inc. was redeemed for $1 million in cash resulting in a loss of $1,261,000. This loss is reflected as a discontinued business activity expense in the consolidated statement of operations.

        - On June 18, 1994, the Company entered into a Settlement Agreement and Full and Final Release ("Settlement") with the minority shareholders of the Company's Bird Environmental Gulf Coast, Inc. ("BEGCI") subsidiary (which owns the San Leon Facility), thus resolving a suit filed by the minority shareholders of the subsidiary claiming breach of contract and a countersuit filed by the Company in 1994. Pursuant to the Settlement, the Company agreed to sell its 80% interest in BEGCI to the minority shareholders for $7.5 million on or before February 28, 1995, subject to financing. During that period, the Company retained the right to sell all of its interest in BEGCI to another buyer. Since the Company's decision to sell its interest in BEGCI and withdraw from the environmental business, established a measurement date, the Company wrote down the recorded value of BEGCI to $7.5 million as of June 30, 1994. This remaining net asset value is shown as "Assets held for sale" on the December 31, 1994 balance sheet. The minority shareholders failed to exercise their option to purchase the Company's 80% interest on or before the February 28, 1995 deadline. The Company is continuing its efforts to locate a suitable acquirer for the San Leon Facility.

        - On August 22, 1994, the Company sold the assets of substantially all of its distribution businesses to Wm. Cameron & Co. for a purchase price consisting of cash in the amount of $24,245,000, including $1.3 million held in escrow to pay any indemnification claims arising under the purchase and sale agreement, and the assumption of certain liabilities of the sold companies. The sale resulted in a gain of $2,677,000. The purchase price was subject to adjustments based on an audit of the book value of the acquired assets and assumed liabilities as of the closing date. Such audit resulted in an increase in the purchase price of $1,897,000 which was paid to the Company on November 17, 1994. Sales in the amount of $67,089,000 were recorded for these businesses for the period ending August 22, 1994.

        - On August 30, 1994, the Company and the lessor of the Company's roofing machine located at its Norwood, Massachusetts facility entered into an agreement pursuant to which the Company agreed to purchase the leased equipment for
                 a purchase price of approximately $4 million.   Concurrent
                 with the Company's refinancing with Shawmut Capital on November 30, 1994 (discussed below), the Company satisfied all outstanding obligations under the purchase agreement with the lessor and acquired title to the roofing machine.

        - On September 26, 1994, the Company announced that it had signed a definitive agreement to sell the assets of its vinyl building products manufacturing operation located in Bardstown, Kentucky to Jannock, Inc. ("Jannock") for $47.5 million subject to certain prescribed levels of working capital. This transaction also included an option to purchase the Company's interest in its Kensington window assembly operation for a purchase price of up to $2.7 million. At a special meeting of the shareholders held in Dedham, Massachusetts on March 7, 1995, the shareholders of the Company voted to sell the assets of the Company's vinyl building products operation to Jannock essentially in accordance with the terms and conditions as outlined in the definitive agreement between the Company and Jannock dated September 23, 1994. On March 8, 1995, the sale of the vinyl building products operation to Jannock for a purchase price of $47.5 million was closed subject to adjustments for final working capital. Proceeds from the sale were used to reduce bank debt. Jannock has 30 days from the closing date to exercise an option to acquire the Kensington window assembly operation.

        - On November 28, 1994, the Company sold its last remaining building materials distribution business, Southland Building Products, Inc., to Ashley Aluminum, Inc. for a purchase price of $2,134,000. The purchase price was subject to adjustment based on an audit of the book value of the acquired assets and assumed liabilities as of the closing date. On March 7, 1995, the final adjusted purchase price was determined to be $2,036,000.

        - On November 30, 1994, Bird Incorporated entered into a $39 million three year Loan and Security Agreement (the "Loan Agreement") with Barclays Business Credit, Inc. of Glastonbury, Connecticut. The Loan Agreement provides a $24 million revolving credit commitment and two equal term loans totaling $15 million. Up to $5 million of the revolving credit facility can be used for letters of credit. Borrowings under the Loan Agreement are guaranteed by the Company and are secured by substantially all of the assets of the Company and its subsidiaries. Initial borrowings under the Loan Agreement were used to pay, in full, the outstanding loan balances under the Third Amended Credit Agreement. On February 1, 1995, Shawmut Bank, N.A. acquired Barclays Business Credit, Inc. and changed the name from Barclays Business Credit, Inc. to Shawmut Capital Corporation ("Shawmut Capital"). The terms and conditions of the Loan Agreement remained unchanged. On March 8, 1995, Shawmut Capital executed a First Amendment to the Loan Agreement permitting the sale of the Company's vinyl siding operation located in Bardstown, Kentucky to Jannock. The First Amendment to the Loan Agreement reduced the amount of the facility to $20 million consisting of a $15 million revolving credit commitment and a $5 million term loan. Up to $5 million of the revolving credit facility can be used for letters of credit.

HOUSING GROUP

Asphalt roofing products are manufactured at the Company's facilities in Norwood, Massachusetts. Asphalt shingles and roll roofing are produced by coating a fiberglass mat with a mixture of hot asphalt and crushed rock filler and covering the coated mat with rhyolite granules. The Company's facilities include a roofing manufacturing facility, a granule plant, a rhyolite quarry, and a private landfill for the Company's use. In addition, the Company has completed the construction of an asphalt oxidizer at its Norwood facility to ensure a continuous supply of processed asphalt.

The Company's Housing Group produced vinyl siding products at its plant in Bardstown, Kentucky prior to the sale of such facility in March 1995. The Housing Group also carried on a distribution business through wholesale building materials distributors based in New England, New York, Kentucky, Texas, Louisiana, and Arizona until such businesses were sold in August and November 1994.

Net sales of the components of the Housing Group as a percentage of consolidated net sales of the Company was as follows: sales of asphalt roofing products, 31% in 1994, 23% in 1993 and 24% in 1992; sales of vinyl products, 24% in 1994, 20% in 1993 and 23% in 1992; and sales through building materials distribution centers (including roofing and vinyl products manufactured by the Company), 45% in 1994, 57% in 1993 and 53% in 1992.

Vinyl window profiles are purchased and assembled into windows by Kensington, Bird's joint venture company in the replacement window fabrication business. Kensington is a major supplier of custom fabricated vinyl windows to installers of replacement windows. Its principal geographic market is the eastern United States (primarily within a six hundred mile radius of Pittsburgh, Pennsylvania).

The principal geographic markets for the Company's manufactured roofing products, due to limitations imposed by freight costs, are the Northeastern States. The building materials business is seasonal to the extent that outside repair and remodeling and new construction decline during the winter months.
To reduce the impact of this seasonal factor, the Company generally employs what it believes to be an industry-wide practice of "winter dating", pursuant to which extended or discounted payment terms are offered to credit-worthy customers who order and accept delivery of roofing products during specified periods of time in the slow season.

RAW MATERIALS

The principal raw materials used in the manufacture of asphalt roofing products are fiberglass mat, asphalt saturants and coatings and crushed rhyolite granules. The Company's requirements for fiberglass mat are met primarily under a Glass Mat Supply Agreement with one vendor which expires on December 31, 1995. Fiberglass mat is also generally available in adequate quantities from a number of outside suppliers. Asphalt saturants and coatings were, until recently, purchased from a major oil refinery. These materials are also available from other sources at a higher delivered cost. After the refinery's discontinuation of its production of asphalt in April 1994, the Company relied on a number of alternative sources for this raw material. Since completion of construction of its asphalt oxidizer in January, 1995, the Company has been able to process asphalt at its roofing facility, thereby reducing its costs and decreasing the potential for temporary interruptions in its manufacturing operations. The Company believes that it can produce all of its current granule requirements at its quarry in Massachusetts.

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

The strengths of the Company's asphalt roofing business arise, in part, from the unique marketing programs the Company directs toward its indirect customer base, professional roofing contractors, combined with an industry-wide reputation for providing quality products with a high level of service. The Company's comprehensive contractor marketing program is designed to support the position of the Company's contractors in the industry. Such marketing programs include a special system for in-home sales promotions. Pursuant to its exclusive certification program, the Company also certifies contractors who have recorded three (3) successful years in business, who provide the Company with names of customers for quality checks, sign a letter of ethics, have a good credit history, warrant their workmanship for two (2) years and attend annual training meetings. Contractors must be recertified every two years. Certified contractors are supplied with a wide array of marketing materials, including customized sample cases, special mailers and custom job site signs.

INTELLECTUAL PROPERTY

The Company owns a number of trademarks, as well as significant technology and know-how, which it utilizes in connection with its asphalt roofing business. The Company believes that its trademarks are strong and well recognized in the industry.

FINANCIAL AND RELATED INFORMATION ABOUT INDUSTRY SEGMENTS

While the Company formerly operated in two major business segments, its housing segment and its environmental segment, the Company no longer operates its environmental segment. For financial information regarding the industry segments in which the Company previously operated, see the Company's consolidated financial statements for 1994 filed herewith.

COMPLIANCE WITH CERTAIN ENVIRONMENTAL LAWS

The Company has expended and expects to continue to expend funds to comply with federal, state and local provisions and orders which relate to the environment. Based on the information available to the Company at this time, the Company believes that the effect of compliance with these provisions on the capital expenditures, earnings and competitive position of the Company is not material. Litigation and other proceedings involving environmental matters are described under the heading "Environmental Matters" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENVIRONMENTAL GROUP

The business of the Environmental Group consists of the recycling of oily sludges at its fixed site facility in San Leon, Texas. This new facility provides off-site processing capabilities for numerous classifications of refinery waste that are not economically treatable at the point of origin. The process at the facility is designed to recover commercial grade fuel oil and hazardous waste derived fuels for cement kiln operations and to reduce the volume of residual waste material for incineration and is currently in its testing and debugging stage. The San Leon Facility became operational in January, 1994 operating under an interim Part A permit. A permanent Part B permit was issued by the Texas Natural Resource Conservation Commission (TNRCC) on April 1, 1994.

On June 18, 1994, the Company agreed to sell its 80% interest in the San Leon Facility to the minority shareholders of BEGCI for $7.5 million on or before February 28, 1995. Prior to that date the Company retained the right to sell its 80% interest to another buyer provided that the shares of common stock of BEGCI owned by the minority shareholders were also sold at no less than the same price per share. As of February 28, 1995, the minority shareholders had not exercised their option to purchase the San Leon Facility. The Company is continuing its efforts to locate a suitable acquirer for the San Leon Facility.

RAW MATERIALS

The San Leon Facility is designed to recycle and dispose of a variety of petrochemical hazardous wastes. In that capacity the plant receives wastes from generators and processes them to allow for safe disposal. The process relies primarily on public utilities and does not require raw materials.

MARKETS AND DISTRIBUTION

The Company markets the products and services of its environmental segment primarily in the Gulf Coast of the United States and revised its marketing strategy to focus on petrochemical waste streams requiring special processing.

BACKLOG

Environmental regulations require immediate processing of waste material, so a large backlog would hardly ever exist.

COMPETITION

The desorber technology operated by the Company's San Leon Facility is patented by and licensed from one of the Facility's minority partners. The Company believes there is no direct equivalent to this process; however, there are alternative treatment technologies which customers, for a variety of reasons, may continue to consider for the disposal or recycling of their wastes.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Financial information about the industrial segments in which the Company operates, for the three years ended December 31, 1994, appear in Note 13 of the Notes to Consolidated Financial Statements which is incorporated herein by reference thereto.

EMPLOYEES

At December 31, 1994, the Company employed 474 people. As of March 8, 1995 following the sale of the Company's vinyl siding operation in Bardstown, Kentucky, the Company employed 236 people.


ITEM 2.   PROPERTIES

The Company's executive offices are located in Dedham, Massachusetts and are leased. The Company believes that its plant and facilities, as described below, are suitable and adequate for its current and anticipated business. Operating capacity can be increased by additional man hours, changing product mix, and/or minimal capital investment should the need arise. The Company's facilities are well maintained, in sound operating condition, and in regular use.

ROOFING MANUFACTURING FACILITY

The Company owns its asphalt roofing manufacturing facility in Norwood, Massachusetts. The Norwood plant includes the manufacturing facility, a granule plant, a rhyolite quarry and a private landfill for the Company's use. The Company formerly leased its roofing machine and purchased such equipment from the former lessor in November 1994. The Company also leases an industrial laminator and certain other equipment which were fabricated for use in its roofing plant. The laminator lease expires in 1998. As previously mentioned the Company completed the construction of an asphalt oxidizer plant expansion at the Norwood premises in January, 1995 to ensure a continuous supply of asphalt. The Company also leases storage and terminal facilities in Providence, Rhode Island.

KENSINGTON WINDOW ASSEMBLY FACILITY

The Kensington window assembly facility is located in Leechburg, Pennsylvania and is leased.

BEGCI'S ENVIRONMENTAL BUSINESS.

The San Leon Facility is owned by BEGCI.


ITEM 3.   LEGAL PROCEEDINGS

The Company monitors its compliance with environmental regulations on an ongoing basis. Periodically (about twice a year), the Company's general counsel receives environmental site assessments from the operating managers responsible for site environmental compliance. Appropriate action is undertaken where needed. In addition, when environmental claims are asserted against the Company, the claims are evaluated by the Company's general counsel and operating management in conjunction with external legal counsel and environmental engineers as necessary, and action is taken with respect to all known sites, as appropriate. The Company is currently engaged in proceedings relating to or has received notice of the following environmental matters:

In March 1994, the Company received a notice of violation from the Texas Natural Resource Conservation Commission ("TNRCC"). The notice alleged that the Company was not in compliance with regulations of the TNRCC relating to labeling, permitting, storage and disposal of certain hazardous waste. The notice proposed certain corrective action on the part of the Company as well as payment of certain unqualified administrative penalties. The Company is aware of former uses at the site which may have resulted in the release of oil and/or hazardous substances and materials, and which may become the subject of corrective actions required by law. The Company has met with the TNRCC to assess the nature and extent of any corrective action which may be required with respect thereto, and to ascertain whether any penalties would be asserted. In late 1994, the TNRCC determined that no enforcement action would be taken on any of the alleged violations as stated in the March 1994 notice.

On January 13, 1995, the Company received a letter from the TNRCC alleging three violations of TNRCC rules and six "areas of concern". The TNRCC has issued no order nor made any findings which would be expected to lead to the entry of any administrative penalties. The Company intends to respond to the TNRCC within the specified time frame and has addressed the alleged violations. The Company believes that this matter will not have a material impact on the Company.

On March 15, 1994 the Company received a draft of an Administrative Consent Order and Notice of Noncompliance from the Massachusetts Department of Environmental Protection ("DEP") concerning operations at its Norwood, Massachusetts manufacturing facility and associated rock granule processing facility. The draft alleges that the Company was not in compliance with regulations of the DEP relating to air emissions, granule plant operation, and labeling, handling and storage of certain hazardous waste. The draft proposes certain corrective action on the part of the Company as well as payment of civil administrative penalties. On June 10, 1994, the Company's roofing division entered into an administrative consent order and notice of noncompliance with respect to the alleged violations. The consent order requires the Company to undertake certain modifications and corrective actions with respect to certain hazardous waste handling and storage facilities at the Norwood facility, to conduct an environmental audit of its operations at such facility and to undertake various modifications of air pollution control equipment. On May 13, 1994, the Company paid an administrative penalty of $30,000. The Company estimates that the cost of corrective action to be taken by it in accordance with the consent order will be approximately $100,000.

On March 25, 1994, the Company received a notice from the United States Environmental Protection Agency (the "EPA") regarding a site inspection prioritization report prepared by the DEP. The notice alleges a potential release of hazardous substances into the environment at the Company's former mill site in East Walpole, Massachusetts. The EPA has reserved the right to conduct further site tests on the location. In the opinion of management and based on management's understanding that the alleged releases are in de minimis quantities, this matter should not have a material adverse effect on the Company's financial position or on the results of its operations.

Site assessments performed for the Company by its environmental consultants GZA GeoEnvironmental, Inc. in connection with the construction of the new asphalt oxidizer at the Norwood roofing facility indicated the presence of reportable quantities of hazardous or toxic material, most of which has since been removed. The Company must complete certain additional remedial activities described in the new Massachusetts Contingency Plan ("MCP") on or before August 2, 1996. In the opinion of management, any costs associated with these additional remedial activities will not have a material effect on the results of operations or financial condition of the Company.

On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. A consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have been contaminated by leaks from an underground storage tank previously removed by the Company. The Company's management believes that the remediation cost to the Company will be in the range from $200,000 to $700,000. As of December 31, 1994, the Company has provided a reserve of $440,000 for its proportionate share of the estimated cleanup. The Company anticipates that $200,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation.

In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1 million to $2 million payable over a period of 3 to 15 years (depending upon the duration of remediation efforts). The Company has provided a reserve of $1 million at December 31, 1994 to offset its estimate of the proportionate share (i.e., 16.5%) of the ultimate cost of cleanup. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83.5% of the aggregate cost of remediation of this site.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to $207,000 for its estimated share of the ultimate cost of clean-up for claims (without taking into account any potential indemnification or recovery from third parties).

The Company's roofing facility at Norwood, Massachusetts is one of 4,000 sites on the DEP list. The site was inspected by the DEP in the early 1980s when capital improvements were being made to the roofing plant. At that time, the DEP requested that the Company perform certain remediation measures. The Company complied with such request. The environmental condition of the site was studied in 1985 by an independent engineering firm. The assessment was prompted by the request of a potential lender which planned to take a mortgage on the property to collateralize a line of credit to the Company. Upon review of the study, the lender extended credit to the Company secured by a mortgage on the site. The DEP significantly revised the regulations that govern the reporting, assessment and remediation of hazardous waste sites in Massachusetts. The new MCP however, does not alter the ultimate liability for any remediation that may be necessary at the Norwood facility. Under the new MCP, the roofing facility is again listed on the August 1993 "Transition List of Confirmed Disposal Sites and Locations to be Investigated."

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

INSURANCE AND PRODUCT LIABILITY CLAIMS

In 1991, the Company commenced an action against Wausau, and Wausau and Continental Casualty Company, in turn, independently commenced certain actions against the Company seeking declarations as to the obligations of the insurers under the terms of liability insurance policies issued by the insurers to Bird or the Logan-Long Company (which latter company was acquired by and merged into Bird in 1976) to defend and indemnify Bird with respect to certain claims and liabilities arising out of environmental conditions at and adjacent to various locations including property formerly owned by Bird in Fulton, New York and Franklin, Ohio and property located in Kingston, New Hampshire. The suits involving Wausau were brought in the Superior Court for Norfolk County, Massachusetts, and the Continental Casualty actions were commenced in the Supreme Court of New York, Count of New York. On June 1, 1993, Wausau commenced another action in the Superior Court for Norfolk County, Massachusetts, against Bird seeking a declaratory judgment that certain built-up roofing and glass shingle claims made against Bird are not covered by liability insurance policies issued by Wausau. Bird asserts that the claims are covered and has answered the complaint. A trial is scheduled for 1996. In the opinion of management, the pending litigation involving Wausau is too preliminary to assess the impact on the results of operations and liquidity of the Company.

The Company is also exposed to a number of other asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the Company's financial position or results of operations.

The Company is a defendant in a number of suits alleging product defects, the outcome of which management believes will not in the aggregate have a material impact on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Company as of March 8, 1995, the date from which they have served as officers and their present positions with the Company are as follows:

Joseph D. Vecchiolla           39      January 1994              President and Chief
                                                                   Executive Officer


Frank S. Anthony               48      May 1984                  Vice President,
                                                                   General Counsel and
                                                                   Corporate Secretary

Richard C. Maloof              49      January 1985              Vice President and
                                                                   Chief Operating
                                                                   Officer; President,
                                                                   Roofing Group

Joseph M. Grigelevich          51      December 1988             Vice President
                                                                   Finance and
                                                                   Administration

Mr. Vecchiolla joined the Company in June 1993 as Vice President and Chief Financial Officer. He was elected President, COO and CFO in November 1993 and was given the additional responsibility of Acting CEO in December 1993 and was elected to the Board of Directors. In January 1994, Mr. Vecchiolla was given the full responsibility of CEO in addition to his other offices. Prior to his association with Bird, Mr. Vecchiolla was Vice President and Chief Financial Officer of Horizon Cellular Telephone Company (1991- 1993). Prior to that Mr. Vecchiolla held the position of Executive Vice President of Educational Publishing Corporation (1987- 1991). Mr. Anthony is an attorney and served in the law department of Westinghouse Electric

Corporation (1976-1983). Mr. Maloof and Mr. Grigelevich have served as officers of the Company for more than five years.

These officers are appointed annually at an organizational meeting of the Board of Directors immediately following the annual meeting of stockholders. There are no family relationships among any of the officers of the Company nor are any of the officers related to any member of the Board of Directors.

The Company had an employment agreement with Mr. Haufler, the former CEO. The Employment Agreement was terminated on January 25, 1994. In December 1993, the Company entered into an employment contract and a severance agreement with Mr. Vecchiolla. The Company has also entered into agreements with several of its other executive officers which become operative in the event of termination of employment after a change in control of the Company or a change in the individual's responsibilities following a change in control. These agreements are described in the Company's definitive proxy statement for its 1995 Annual Meeting which is to be filed with the Commission by April 30, 1995 and is incorporated herein by reference.



                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS

COMMON STOCK INFORMATION

The Company had 2,206 common shareholders of record at December 31, 1994.

The common stock is quoted in the National Market System under the NASDAQ symbol BIRD. The range of high and low prices for the common stock as reported by NASDAQ for the periods indicated is set forth below.

                              1994                              1993
                              ----                              ----
  QUARTER              HIGH            LOW               HIGH             LOW
  -------              ----            ---               ----             ---
  FIRST               12 1/4           8                 4 1/4           11 3/4
  SECOND              11 1/4           8 1/2            13 1/2           11 1/2
  THIRD               10 1/2           7                13 1/4           11 1/2
  FOURTH              10               8                13 1/2            6 1/2

The Company paid a cash dividend of 5 cents per common share in each quarter during 1993. At the end of 1993 the Company suspended dividends on its common stock.

Under the terms of the Loan Agreement between the company and Shawmut Capital, the Company has agreed that it will refrain from paying cash dividends on its common stock or its $1.85 cumulative preference stock.

The Company is in arrears in the payment of dividends on its preference stock and its 5% cumulative preferred stock. The Articles of Organization of the Company provide that as long as any arrearage on the payment of dividends on the Company's preferred stock exists, no dividends may be declared or paid on any other class of stock of the Company and further provides that in the event that full cumulative dividends on the preference stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or purchase, redeem, or otherwise acquire, its common stock until full cumulative dividends on the preference stock have been declared and paid or set aside for payment.

ITEM 6. SELECTED FINANCIAL DATA


The following tables set forth certain financial data and are qualified in their entirety by the more detailed Consolidated Financial Statements and information included elsewhere herein:

Selected Consolidated Statement of Operations Data

                                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------
                                                    1994         1993         1992         1991       1990
                                                  --------     --------     --------     --------   --------
                                                      (Thousands of dollars, except per share amounts)

Net sales                                         $167,886     $187,745     $164,202     $137,059   $128,997
                                                  --------     --------     --------     --------   --------
Costs and expenses:
     Cost of sales                                 136,878      151,664      128,371      107,226     99,811
     Selling, general and
       administrative expenses                      28,786       32,716       27,811       23,023     21,588
     Interest expense                                4,782        2,472        1,506        1,026        414
     Discontinued business activities (income)      (1,313)         268          178          189       (681)
     Other (income) expense                          4,680        5,903         (197)        (331)      (547)
                                                  --------     --------     --------     --------   --------
Earnings (loss) from continuing operations
  before income taxes                               (5,927)      (5,278)       6,533        5,926      8,412
Provision (benefit) for income taxes                (7,010)        (637)         869          498        614
                                                  --------     --------     --------     --------   --------

Earnings (loss) from continuing operations           1,083       (4,641)       5,664        5,428      7,798
                                                  --------     --------     --------     --------   --------
Discontinued operations:
  Gain (loss) from operations of discontinued
     businesses, net of taxes                        1,245      (15,414)      (2,573)        (249)    (1,073)
  Loss on disposal of businesses, net of taxes      (6,011)     (11,000)           0            0          0
                                                  --------     --------     --------     --------   --------
Net loss from discontinued operations               (4,766)     (26,414)      (2,573)        (249)    (1,073)

Cumulative effect of accounting change                   0        2,733            0            0          0
                                                  --------     --------     --------     --------   --------
Net earnings (loss)                                ($3,683)    ($28,322)      $3,091       $5,179     $6,725
                                                  ========     ========     ========     ========   ========


                                                                   YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                     1994         1993         1992         1991       1990
                                                    ------       ------       ------       ------     ------
                                                 (Thousands of dollars, except per share amounts)
Primary earnings (loss) per common share:
Continuing operations                               ($0.11)      ($1.51)       $1.00        $1.01      $1.73
Discontinued operations                              (1.20)       (6.45)       (0.62)       (0.06)     (0.30)
Cumulative effect of accounting change                0.00         0.67         0.00         0.00       0.00
                                                    ------       ------       ------       ------     ------
Net earnings (loss)                                 ($1.31)      ($7.29)       $0.38        $0.95      $1.43
                                                    ======       ======       ======       ======     ======
Fully diluted earnings (loss) per common share:
  Continuing operations                             ($0.11)      ($1.51)       $1.00        $1.01      $1.73
  Discontinued operations                            (1.20)       (6.45)       (0.62)       (0.06)     (0.30)
  Cumulative effect of accounting change              0.00         0.67         0.00         0.00       0.00
                                                    ------       ------       ------       ------     ------
Net earnings (loss)                                 ($1.31)      ($7.29)       $0.38        $0.95      $1.43
                                                    ======       ======       ======       ======     ======
Cash dividend per common share                       $0.00        $0.15        $0.20        $0.20      $0.20
                                                    ======       ======       ======       ======     ======
Book Value Per Common Share                          $5.07        $5.75       $12.83       $12.61     $11.59
                                                    ======       ======       ======       ======     ======


Selected Consolidated Balance Sheet Data

                                                                          DECEMBER 31,
                                                   ---------------------------------------------------------
                                                    1994         1993         1992         1991       1990
                                                   -------     --------     --------      -------    -------
                                                                     (Thousands of dollars)

Total assets                                       $85,705     $123,229     $119,075      $99,904    $80,835
Working capital                                     $5,627      $30,090      $43,782      $34,179    $32,022
Long-term debt, excluding current portion          $12,504      $43,127      $30,374      $12,150     $4,492
Stockholders' equity                               $37,718      $40,561      $69,101      $68,602    $60,323

                       BIRD CORPORATION AND SUBSIDIARIES


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Prior to November 30, 1994, the Company's external financial needs were satisfied by borrowing under the Second and Third Amended Credit Agreements with The First National Bank of Boston, Philadelphia National Bank incorporated as Corestates Bank, N.A. and The Bank of Tokyo Trust Company. Effective as of November 30, 1994, such needs are satisfied primarily by borrowing under the Loan and Security Agreement ("Loan Agreement") between the Company and Barclays Business Credit, Inc. of Glastonbury, Connecticut. On February 1, 1995, Shawmut Bank, N.A. acquired Barclays Business Credit, Inc. concurrently renaming Barclays Business Credit, Inc. to Shawmut Capital ("Shawmut Capital"). The terms and conditions of the Loan Agreement remained unchanged.

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

On March 4, 1994, the Company and its lending banks executed the Third Amended Credit Agreement, pursuant to which the Company was permitted to borrow up to $65 million until January 31, 1996. Loans under the Third Amended Credit Agreement, which were secured by substantially all of the Company's assets, were made pursuant to a $40 million revolving credit line commitment for working capital, letters of credit and a $25 million term loan for general corporate purposes. The revolving credit line availability was determined with reference to a percentage of accounts receivable and inventory which were pledged to the banks.

On August 22, 1994, the Company sold substantially all of the assets of its building materials distribution businesses to a subsidiary of Wm. Cameron & Co. (a "Cameron Subsidiary") for a purchase price of $24,245,000 based on the July 31, 1994 net book value. Concurrently, the Company exercised its right under the Third Amended Credit Agreement to reduce the revolving credit commitment by $13 million to $25,825,000, thereby reducing fees charged on the unused portion of the facility. The purchase price with respect to assets acquired by a Cameron Subsidiary at the August 22, 1994 closing was subject to later adjustment based on an audit of the net book value of the acquired assets and assumed liabilities as of the closing date. Due to the increase in the net book value for the period from July 31, 1994 through August 31, 1994, the Company received an additional $1,897,000 in respect of such adjustment, which amount was paid to the Company on November 17, 1994. This sale resulted in a gain of $2,677,000. On November 28, 1994, Ashley Aluminum, Inc., a Cameron Subsidiary, acquired the net assets of Southland Building Products, Inc., the Company's sole remaining building materials distribution business, for a purchase price of $2,134,000 (which does not take into account $193,000 paid for a minority interest acquired by the Company in contemplation of the closing of the sale). There was an insignificant gain on this sale.

The Company used proceeds from the sale of the assets of its building materials distribution business to reduce the term loan under the Third Amended Credit Agreement from $25 million to $11,999,000 as of November 29, 1994 and to reduce the amount outstanding under the revolving credit line to $11,529,000 as of the same date. Under the terms of the Third Amended Credit Agreement, the term loan was to be further reduced by a principal payment of $11.2 million on April 30, 1995 with the balance of the term loan payable on January 31, 1996.

Under the Third Amended Credit Agreement and prior to the execution of the Loan Agreement dated November 30, 1994 with Shawmut Capital, repayment of the term loan was also required to be made from excess proceeds of future asset sales (calculated as the amount remaining after net asset sale proceeds were used to reduce revolving credit loans to less than borrowing base availability with borrowing base availability being calculated after the effect of such an asset sale). The term loan was also required to be reduced on any date other than the payment due dates specified in the preceding paragraph by the amount (if any) by which the term loan exceeded 70% of the fair market value of all of the Company's fixed assets.

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

In a letter dated April 11, 1994, the Company was notified by the Agent under the Third Amended Credit Agreement of certain alleged defaults with respect to certain post closing undertakings (that were primarily administrative in nature) including but not limited to, delivery of certain legal opinions and the issuance of certain certificates of title and title policies. By letters dated April 20, 1994, July 20, 1994, August 17, 1994, September 1, 1994 and September 13, 1994, the Company was notified by the agent bank under the Third Amended Credit Agreement of the continuation of the defaults under certain of the above-mentioned administrative covenants, as well as certain alleged defaults and events of default resulting from the fact that the Company did not meet its minimum net worth covenant as of June 30, 1994. The Company's failure to satisfy the minimum net worth covenant was due to the $8,477,000 write-down in the recorded value of Bird Environmental Gulf Coast, Inc. ("BEGCI"). The banks were under no obligation to extend credit under the Third Amended Credit Agreement following the occurrence and during the continuance of a default or event of default. Although not formalized in the form of a written amendment, waiver or forbearance, the banks continued to lend, and the Company continued to take action necessary to cure certain of the alleged defaults and events of default. The Company requested the banks to waive or to forbear from asserting the remainder of the alleged defaults and events of default. During the existence of these alleged defaults and events of default, the Company continued to meet its payment obligations as required. As a result of the alleged defaults and events of default, all loans under the Third Amended Credit Agreement were classified as current on the September 30, 1994 balance sheet.

Interest on the revolving credit line under the Third Amended Credit Agreement accrued at the base rate (as specified in such agreement) plus 1% on all borrowings and 1/2% on any unused portion. The interest on the term loan portion accrued at the base rate plus 2%. Due to the Company's defaults under the Third Amended Credit Agreement, however, except for a short period following the August 22, 1994 closing of the sale of assets to a Cameron Subsidiary, from April 11, 1994 until November 30, 1994, the Banks charged interest on the loans under the Third Amended Credit Agreement at a rate of interest equal to 4% above the rate otherwise applicable to each such loan. Therefore, the interest rate for outstanding loans under the revolving credit line was 13.50% and 14.50% for the term loan just prior to the refinancing with Shawmut Capital on November 30, 1994.

On November 30, 1994, Bird Incorporated entered into a $39 million, three year Loan and Security Agreement (the "Loan Agreement") with Shawmut Capital. At the end of the three year period, the Loan Agreement is automatically renewed annually for a one year period unless terminated specifically in writing. The Loan Agreement consists of a $24 million revolving credit commitment and two equal term loans (Term Loan A and Term Loan B, as defined in the Loan Agreement) totaling $15 million. Up to $5 million of the revolving credit facility can be used for letters of credit. Letters of credit outstanding as of December 31, 1994 totaled $2,927,000. Intercompany loans and advances to non-borrowing affiliates including BEGCI and Kensington are permitted under the Loan Agreement. On March 8, 1995, Shawmut Capital executed the First Amendment to the Loan Agreement permitting the sale of the Company's vinyl siding operation located in

Bardstown, Kentucky. The First Amendment to the Loan Agreement amended the amount of the facility to $20 million consisting of a $15 million revolving credit commitment and a $5 million term loan. Up to $5 million of the revolving credit facility can be used for letters of credit. Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build up of accounts receivable which may occur under sales programs which may be offered during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of March 8, 1995, an aggregate of $9,562,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement. The Loan Agreement contains financial and operating covenants which, among other things, (i) require the Company to maintain prescribed levels of tangible net worth, net cash flow and working capital and (ii) place limits on the Company's capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions and disposition of assets (except that the Company is not precluded from consummating the sale of its interest in BEGCI). The proceeds of the initial borrowings under the Loan Agreement were used to pay in full the outstanding loan balances under the Third Amended Credit Agreement. A commitment fee of $150,000 was due and paid to Shawmut Capital as of the closing date of the Loan Agreement.

Interest on the revolving credit commitment under the Loan Agreement accrues at the Shawmut Capital base rate (as specified in such Agreement) plus 1% on all borrowings and the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. Interest on Term Loan A and Term Loan B accrues at the base rate plus 1 1/2%. The combined repayment of the principal on Term Loan A and Term Loan B is $125,000 per month in year one and $142,800 per month in years two and three with a final principal payment of
$10,072,800 due on November 30, 1997.   Proceeds in excess of $100,000 from the
sale of fixed assets may, at Shawmut Capital's discretion, be applied to the outstanding principal payments of the term loans.

In the event of a sale of the Company's 80% interest in BEGCI, proceeds would be applied to the outstanding principal balance of Term Loan A. Proceeds from the sale of the assets of the Vinyl division to Jannock on March 8, 1995 were first applied to the repayment of Term Loan A, second to the repayment of Term Loan B so that the outstanding principal amount of Term Loan B equals $5 million and third to the outstanding Revolving Credit Loan with the balance of proceeds being retained by the Company. As of March 8, 1995, interest on the loans outstanding under the Loan Agreement as amended by the First Amendment thereto accrues at either the base rate or at the London Interbank

Offering Rate ("LIBOR") plus 275 basis points at the borrower's election.

On January 25, 1994, the bank that was party to Kensington's Credit Agreement dated October 25, 1993 gave notice that Kensington had breached certain financial covenants including the ratio of Current Assets to Current Liabilities, Tangible Net Worth and Total Liabilities to Tangible Net Worth in each case as defined therein (although it continued to meet its payment obligations throughout the term of the Credit Agreement). Subsequently, the bank agreed to forbear from exercising its rights and remedies under such agreement until August 31, 1994. In accordance with this forbearance agreement, interest accrued at 3% above the bank's prime lending rate. On May 2, 1994, this bank applied the Company's $750,000 cash deposit, which was held by the bank as collateral, against the total amount owed which was then $2,158,000. A payment schedule was established to repay the remainder of the loan. The loan availability calculation was amended to allow aggregate borrowings equal to the lesser of the borrowing base calculation or a set borrowing schedule over a prescribed time frame. The borrowing availability schedule began April 29, 1994 at $1,550,000 and was periodically reduced to $475,000 through August 31, 1994, at which time the outstanding balance was paid in full.

This reduced borrowing availability schedule required Kensington to seek a new lending arrangement. As of June 15, 1994, the Partnership entered into a financing/factoring agreement with Bankers Capital of Chicago, Illinois. On July 20, 1994, the Company's banks amended the Third Amended Credit Agreement to permit the refinancing of Kensington with Bankers Capital. Under the terms of the agreement, Bankers Capital agreed to provide up to $2.5 million in financing based on the value of certain acceptable receivables. The amount advanced at any one time cannot exceed 80% of the value of these receivables. Interest on the amount advanced is at the prime lending rate plus 1 1/2%. Additionally, Bankers Capital charges a fee ranging from 1.0% to 3.45% of the total amount of the value of acceptable receivables used to extend financing and based on the age of such receivables. As the receivables age, the applicable fee percentage increases. In light of the interest and fees described above, the average borrowing rate for 1994 under the Bankers Capital Agreement was 22%. The financing by Bankers Capital is co-guaranteed by the Company. Bankers Capital initially funded Kensington on August 25, 1994, which funding included payment in full of the outstanding loan balance with Kensington's previous lender.

On June 18, 1994, the Company entered into a Settlement Agreement and Full and Final Release (the "Settlement Agreement") with the minority stockholders of BEGCI, the owner of the San Leon Facility, thus resolving a suit filed by such minority stockholders claiming a breach of contract and a countersuit filed by the Company in January 1994. The claim was based on the minority stockholders' allegations that the Company, without minority stockholder approval, caused BEGCI to fund the construction of a solid waste treatment facility featuring desorption technology owned by one of the minority stockholders rather than funding a less costly liquid waste treatment facility featuring centrifuge technology. Pursuant to the Settlement Agreement, the Company has agreed to sell its 80% interest in BEGCI to the Minority

Stockholders for approximately $7.5 million in cash on or before February 28, 1995. Such proposed sale was subject to financing, and also allowed the Company to sell all of its interest in BEGCI to another buyer, provided that the shares of common stock of BEGCI owned by the minority stockholders were also sold at no less than the same price per share. The minority stockholders continue to discuss financing with various interested parties. As the Board of Directors decision to sell BEGCI and this Settlement Agreement established a measurement date for financial accounting purposes, the Company has written down the recorded value of BEGCI as of June 30, 1994 to $7.5 million. The minority shareholders of BEGCI did not exercise their purchase option as of February 28, 1995. The Company is continuing its efforts to locate a suitable acquirer for the facility.

Until the Company's purchase of the roofing machine at the Company's Norwood, Massachusetts facility on November 30, 1994, the operating lease on such machine was collateralized by a mortgage on the Norwood property. The mortgage required the consent of the lessor to allow a second mortgage on the real property. The terms of the Third Amended Credit Agreement required security on all of the Company's assets, and as a result, a second mortgage in favor of the banks was placed on the Norwood property without obtaining the lessor's consent. The Company was notified by a letter dated April 25, 1994 that the lessor was declaring the Equipment Leasing Agreement dated as of December 28, 1984 (as amended) to be in default, and by a letter dated May 23, 1994, the lessor declared the lease terminated. The Company and the lessor entered into an agreement pursuant to which the Company agreed to purchase the leased equipment for a purchase price of approximately $4 million payable in installments between August 30, 1994 and January 15, 1995, by which date the final payment of approximately $2.3 million had to be made. Concurrent with the Company's refinancing with Shawmut Capital on November 30, 1994, the Company satisfied all outstanding obligations with respect to the purchase agreement it had entered into with the lessor and acquired title to the roofing machine.

In order to control its cost and supply of asphalt, the Company constructed an asphalt oxidizer plant at its roofing facility in Norwood, Massachusetts. Said construction was completed as of January, 1995. The Company's decision to build the oxidizer was triggered by the decision of Exxon (the only remaining supplier of asphalt in New England) to exit the New England market. The cost of this plant expansion was approximately $5 million.

Net cash and cash equivalents decreased during fiscal 1994 by $7,197,000 to $321,000. The cash used by continuing operations for the fiscal period ended December 31, 1994 increased $9,229,000, from $2,373,000 to $11,602,000. The change was attributable primarily to the future tax benefit of approximately $10.2 million recorded by the Company for fiscal 1994. In addition, there were several significant changes in the balance sheet items such as a decrease of approximately $3 million in trade accounts receivable, a decrease of approximately $7 million in liabilities not relating to financing activities and an decrease of $5 million relating to the liquidation reserve. In addition, the Company recorded a charge of $9,747,000 relating to the disposal of the environmental business for the period ended December 31, 1994. The Company had approximately $19.4 million of net cash provided from investing activities for the period ended December 31, 1994 as compared to a total of approximately $7 million of net cash used in investing activities for the period ended December 31, 1993. The change is primarily the result of $27 million of cash receipts from the proceeds of the sale of certain of the Company's assets (including, primarily, the sale of the assets of the distribution companies to a Cameron Subsidiary in August 1994), offset by cash used for capital expenditures. The net cash resulting from financing activities changed by $29 million for the period ended December 31, 1994 as compared to the period ended December 31, 1993. The change is attributable to the fact that during 1994 the Company repaid significant amounts of debt by approximately $16 million in excess of borrowings, as compared to 1993 when the Company borrowed approximately $16 million in excess of repayments.

There were several significant changes in the balance sheet accounts between December 31, 1993 and December 31, 1994. The inventory balance decreased $13,786,000 to $8,371,000 at December 31, 1994 from $22,157,000 at December 31,
1993. The decrease was due to management's deliberate decision to reduce working capital and manage the level of inventories, coupled with the sale of the Company's distribution businesses. Due to the seasonality of the business, the winter months are historically the time when the Company builds its inventory in anticipation of sales for the summer months. Other investments balance at December 31, 1994 was $675,000 and $5,551,000 at December 31, 1993. The decrease of approximately $4.9 million is due primarily to the sale of the Company's 40% interest in Mid-South Building Supply, Inc. ("Mid-South") on June 10, 1994 and the decrease in cash value of corporate owned life insurance as a result of take downs in cash surrender value to pay premiums and a $1.4 million reduction as a result of funds returned to the Company under a cash surrender value loan. The decrease in the Company's liquidation reserve reflects the fact that, during the twelve months ended December 31, 1994, the Company was able to either complete or terminate all of the contracts related to the "on-site" environmental business, sell the related assets, close the facilities and offices and terminate a significant number of employees.


ENVIRONMENTAL MATTERS

The Company monitors its compliance with environmental regulations on an ongoing basis. Periodically (about twice a year), the Company's general counsel receives environmental site assessments from the operating managers responsible for site environmental compliance. Appropriate action is undertaken where needed. In addition, when environmental claims are asserted against the Company, the claims are evaluated by the Company's general counsel and operating management in conjunction with external legal counsel and environmental engineers as necessary, and action is taken with respect to all known sites, as appropriate. The Company is currently engaged in proceedings relating to or has received notice of the following environmental matters:

In March 1994, the Company received a notice of violation from the Texas Natural Resource Conservation Commission ("TNRCC"). The notice alleged that the Company was not in compliance with regulations of the TNRCC relating to labeling, permitting, storage and disposal of certain hazardous waste. The notice proposed certain corrective action on the part of the Company as well as payment of certain unqualified administrative penalties. The Company is aware of former uses at the site which may have resulted in the release of oil and/or hazardous substances and materials, and which may become the subject of corrective actions required by law. The Company has met with the TNRCC to assess the nature and extent of any corrective action which may be required with respect thereto, and to ascertain whether any penalties would be asserted. In late 1994, the TNRCC determined that no enforcement action would be taken on any of the alleged violations as stated in the March 1994 notice.

On January 13, 1995, the Company received a letter from the TNRCC alleging three violations of TNRCC rules and six "areas of concern". The TNRCC has issued no order nor made any findings which would be expected to lead to the entry of any administrative penalties. The Company intends to respond to the TNRCC within the specified time frame and has addressed the alleged violations. The Company believes that this matter will not have a material impact on the Company.

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

On March 25, 1994, the Company received a notice from the United States Environmental Protection Agency (the "EPA") regarding a site inspection prioritization report prepared by the DEP. The notice alleges a potential release of hazardous substances into the environment at the Company's former mill site in East Walpole, Massachusetts. The EPA has reserved the right to conduct further site tests on the location. In the opinion of management and based on management's understanding that the alleged releases are in de minimis quantities, this matter should not have a material adverse effect on the Company's financial position or on the results of its operations.

Site assessments performed for the Company by its environmental consultants GZA GeoEnvironmental, Inc. in connection with the construction of the new asphalt oxidizer at the Norwood roofing facility indicated the presence of reportable quantities of hazardous or toxic material, most of which has since been removed. The Company must complete certain additional remedial activities described in the new Massachusetts Contingency Plan ("MCP") on or before August 2, 1996. In the opinion of management, any costs associated with these additional remedial activities will not have a material effect on the results of operations or financial condition of the Company.

On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. A consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have been contaminated by leaks from an underground storage tank previously removed by the Company. The Company's management believes that the remediation cost to the Company will be in the range from $200,000 to $700,000. As of December 31, 1994, the Company has provided a reserve of $440,000 for its proportionate share of the estimated cleanup. The Company anticipates that $200,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation.

In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1 million to $2 million payable over a period of 3 to 15 years (depending upon the duration of remediation efforts). The Company has provided a reserve of $1 million at December 31, 1994 to offset its estimate of the proportionate share (i.e., 16.5%) of the ultimate cost of cleanup. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83.5% of the aggregate cost of remediation of this site.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the

Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to $207,000 for its estimated share of the ultimate cost of clean-up for claims (without taking into account any potential indemnification or recovery from third parties).

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

INSURANCE AND PRODUCT LIABILITY CLAIMS

In 1991, the Company commenced an action against Wausau, and Wausau and Continental Casualty Company, in turn, independently commenced certain actions against the Company seeking declarations as to the obligations of the insurers under the terms of liability insurance policies issued by the insurers to Bird or the Logan-Long Company (which latter company was acquired by and merged into Bird in 1976) to defend and indemnify Bird with respect to certain claims and liabilities arising out of environmental conditions at and adjacent to various locations including property formerly owned by Bird in Fulton, New York and Franklin, Ohio and property located in Kingston, New Hampshire. The suits involving Wausau were brought in the Superior Court for Norfolk County, Massachusetts, and the Continental Casualty actions were commenced in the Supreme Court of New York, Count of New York. On June 1, 1993, Wausau commenced another action in the Superior Court for Norfolk County, Massachusetts, against Bird seeking a declaratory judgment that certain built-up roofing and glass shingle claims made against Bird are not covered by liability insurance policies issued by Wausau. Bird asserts that the claims are covered and has answered the complaint. A trial is scheduled for 1996. In the opinion of management, the pending litigation involving Wausau is too preliminary to assess the impact on the results of operations and liquidity of the Company.

The Company is also exposed to a number of other asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of such claims will not have a material adverse effect on the Company's financial position or results of operations.

The Company is a defendant in a number of suits alleging product defects, the outcome of which management believes will not in the aggregate have a material impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

The Company is focusing on its roofing manufacturing operations as its primary business. The Company acknowledges that as a result of this decision, its future prospects and sales will be tied solely to one line of business which will, at least in the near future (and in the absence of any current plans of the Company to expand significantly its operations and enter new markets), be dependent upon the economy in the northeastern United States, the territory which currently constitutes the Company's current market, and produce all of its output at a single plant which currently relies on one major supplier for critical raw materials (i.e., glass mat). Nevertheless, the Company believes it has significant competitive advantages in this business. These advantages stem from and are expected to continue in light of the Company's leading market share, its low cost production abilities resulting from a state-of-the-art plant, its internal supply of granules from its own quarry and granule plant, future cost improvements which will result from the purchase of its roofing machine from the former lessor and the completion of its construction of an asphalt oxidizing plant. The Company's previous cash flow difficulties slowed down the construction of the asphalt oxidizer, thus extending the period during which the Company was required to purchase asphalt from more costly outside vendors. In addition, due to the Company's limited working capital and to its difficulty in obtaining an adequate supply of asphalt for "off-hours" and weekend production during peak- production times, the roofing manufacturing facility was forced to operate at less than full capacity at certain times during the year, resulting in limited inventory. Although the Company was not always able to meet customers' demand for its roofing products on a timely basis due to such circumstances, market share did not decrease significantly. However, the Company's limited cash flow also hindered the Company's ability to attract new customers.

1994 COMPARED WITH 1993

Losses from continuing operations before income taxes in 1994 were approximately $5.9 million compared to losses of approximately $5.3 million in 1993. Net sales from continuing operations decreased 10.6% from $187,745,000 to $167,886,000 as compared to fiscal 1993. Sales from the Company's roofing manufacturing business and its vinyl business increased 14.9% and 5.9%, respectively. Improved weather conditions and renewed strength in the remodeling market caused by low interest rates and a generally favorable economy contributed to the improvement in these businesses. However, a decrease in sales volume due to the sale of substantially all of the Company's building materials distribution businesses in August and November of 1994 significantly offset the improvement attained by the roofing and vinyl segments.

The Company's cost of sales from continuing operations in 1994 as compared to 1993 decreased 9.7% from $151,664,000 to $136,878,000. Cost of sales from continuing operations in the roofing and vinyl manufacturing businesses increased 15.4% and 7.9%, respectively, due to increased manufacturing costs related to volume, higher raw materials costs related to the increase in resin prices for the vinyl business and higher asphalt prices for the roofing manufacturing business. The increase was more than offset by the decline in cost of sales due to the August and November 1994 sales of the Company's building materials distribution businesses.

Cost of sales stated as a percentage of net sales was 81.5% in 1994 as compared to 80.8% in 1993. The roofing manufacturing business cost of sales as a percentage of sales increased .3% from 85.9% to 86.2% in 1994. The vinyl business cost of sales as a percentage of sales for fiscal 1994 increased from 76.0% to 77.5% or 1.5% over fiscal 1993. The major factor in such percentage increase was the increased expense of raw materials.

Selling, general and administrative ("SG&A") expenses for fiscal 1994 decreased 12.0% from $32,716,000 to $28,786,000. The decrease was primarily attributable to the sale of the Company's building materials distribution businesses. The SG&A expenses of the Company's roofing and vinyl manufacturing businesses, on a combined basis, decreased 7.2% from year-to-year. However, SG&A expenses (expressed as a percentage of sales) remained relatively constant at approximately 17%.

Interest expense was $4,782,000 in 1994 as compared to $2,472,000 in 1994, constituting a 93% increase. The increased interest expense reflects the nearly $10 million increased debt level and higher overall interest costs in 1994. Between April 11, 1994 and November 30, 1994 the Company was required to pay a default interest rate of 4% above the rate otherwise applicable to the revolving credit and term loans compared to an approximate rate of 4.5% to 5% for 1993. Default interest expense totaled $1,032,000 during fiscal 1994.

Discontinued business activities income in 1994 reflects primarily the gain of $2,727,000 on the sale of all of the Company's building materials distribution businesses reduced by the loss of $1,261,000 on the sale of the Company's 40% interest in Mid-South Building Supply, Inc.

Other non-recurring expenses totalled $4,680,000 in 1994 as compared to $5,903,000 in 1993. Kensington partnership continued to experience operations problems and incurred losses of $4,680,000 and $2,625,000 in 1994 and 1993, respectively.

A higher tax benefit from continuing operations was recorded in 1994 compared to a the benefit booked in 1993. The Company's decision to record a $9 million valuation reserve in 1993 and subsequent decision to reverse $4 million in 1994 is the primary reason the effective tax rates differ from the statutory rate.

In connection with the Board of Director's decision to withdraw from the environmental business and the Company's agreement on June 18, 1994 to sell its shares in BEGCI to the minority stockholders on or before February 28, 1995, subject to financing, the Company reclassified BEGCI results as a discontinued operation as of June 30, 1994 and adjusted its book value, resulting in an aggregate charge for the twelve months ended December 31, 1994 of $11,586,000. The Company intends to operate the San Leon Facility until the sale of its interest in BEGCI is consummated. No assurance can be given that a sale will be successfully completed or, if completed, that such sale will be on terms which are advantageous to the Company. However, the Company expects the sale or disposition of BEGCI to occur by the end of the second quarter of 1995.

Due to the Company's decision to exit the off-site environmental business by selling its interest in the San Leon Facility as described above, the Company has completely withdrawn from the environmental business. As a result, historical results of operations for all of the environmental businesses have been classified as discontinued operations. In 1993, in connection with its decision to withdraw from the "on-site" environmental remediation business, the Company charged the results of operations for the write-down of assets, the expected loss from operations and general expenses related to closing of such "on-site" remediation business (see notes to Consolidated Financial Statements). Based upon the outcome of the sales of assets and results of operations, excess costs of $3,861,000 charged in 1993 have been reversed and are recorded as discontinued operations in the consolidated statement of operations ending December 31, 1994.

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

Other non-recurring expenses totalled $6 million (net of income of approximately $1.3 million from a settlement with a former vendor and of approximately $2,625,000 constituting that portion of expenses incurred by Kensington which are allocable to the Company) in 1993 compared to other income of $200,000 in 1992. A series of non-recurring items at the end of 1993 required the Company to record a number of special charges to 1993 results of operations. The principal items relating to such charges are outlined in the following paragraphs:

      - The Company increased by $500,000 a reserve for its environmental cleanup of the Fulton Terminal Superfund Site described under "Environmental Matters" above, based on site assessments and on Bird's estimated share of the proportionate costs, without regard to anticipated insurance proceeds.

      - The Company wrote off approximately $1.3 million in real property investments it deemed imprudent to pursue in light of current financing considerations. This write-off was based on the estimated net realizable value of the property.

      - A promissory note in the principal amount of approximately $1.3 million previously accepted by the Company to satisfy the remaining portion of an outstanding receivable, which note was collateralized by a second interest in an unsecured portfolio of home improvement loans, was deemed to be of no value, based on an assessment of the portfolio and the bankruptcy of the debtor; therefore, it was written off.

      - In connection with its termination of George J. Haufler, the former Chief Executive Office of Bird, the Company established an $850,000 reserve to cover a settlement provided for under Mr. Haufler's employment agreement (which settlement has been paid in full) and the Company's agreement to pay health insurance premiums until 1997. The Company's obligations in this respect have terminated in light of Mr. Haufler's recent death.

Kensington experienced severe operational problems due to a rapid increase in business and product line changes in the latter part of 1993. This resulted in a loss of approximately $5.2 million, half of which was allocable to the Company under the terms of the Kensington Partnership Agreement.

In the third quarter of 1993, the restructuring reserve initially established in 1992 to cover expenses related to severance payments, office closure, relocation and other contractual liabilities for the consolidation and reorganization of the environmental business was increased by $2 million. (See the Notes to the 1994 Consolidated Financial Statements). On July 22, 1993, the Company sold its environmental municipal sludge disposal business aggregating a net pretax gain of $858,000 which is included in the loss from operations of discontinued businesses. Additionally, the Company recorded a provision totalling approximately $11 million which represented the estimated net costs associated with the closing of the "on-site" business. These costs include the write-down of assets to net realizable value, the expected loss from operations resulting from projects being closed and general expenses associated with closing a business and are shown as a loss in connection with the disposal of the "on-site" business in the 1993 results. (See the Notes to the 1994 Consolidated Financial Statements). All other results of the Company's environmental operations for the comparative periods were reclassified as discontinued operations upon the Company's decision to exit the off-site environmental remediation business as described above.

A 12.1% tax benefit from continuing operations was booked in 1993 as compared to a 13.3% tax provision in 1992. The Company's decision to record an approximately $9 million valuation reserve in 1993 in accordance with the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109") issued by the Financial Accounting Standards Board in February 1992 (as further described in Note 4 of the Notes to the 1993 Consolidated Financial Statements) was the primary reason the effective rate was lower than the statutory rate.

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

SG&A expenses in 1992 were approximately $27.8 million as compared to approximately $23 million for 1991. The 20.8% increase in SG&A expenses was a result of acquisitions in the roofing manufacturing business and the vinyl business. SG&A expenses (expressed as a percentage of net sales) were 16.9% in 1992 and 16.8% in 1991.

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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by Items 10, 11, 12 and 13 (except the information on executive officers) is included in the Company's definitive proxy statement for its 1995 Annual Meeting of Stockholders which will be filed with the Commission by April 30, 1995 and which is incorporated herein by reference. Information on executive officers, required by Item 10, is included in PART I of this report under the heading "Executive Officers of the Registrant".



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a) An Index of Financial Statements and Schedules is on page F1 of this report. The Exhibit Index is on pages -- through -- of this report.

     1. On February 23, 1995, the Company filed a Form 8-K/A-2 to amend the Form 8-K previously filed to disclose the sale of substantially all of the assets of its building materials distribution businesses to Wm. Cameron & Co. The Form 8- K/A-2 included pro forma financial information, restated to reflect the results of operations of the Company's environmental business as discontinued operations as of June 30, 1994, assuming the sale of the distribution businesses had occurred on that date.

     2. On March 22, 1995, the Company filed a Form 8-K disclosing the sale of substantially all of the assets related to its vinyl siding business as conducted at its Bardstown, Kentucky facility to Jannock, Inc. The Form 8-K included pro forma financial information as of September 30, 1994, assuming the sale of the vinyl business had occurred on that date.

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

4(a)(1)          Forbearance Agreement dated as of February 14, 1994 with regard to the Revolving Credit Agreement dated as of December 17, 1990, as amended.  (Filed as Exhibit 4 (a)(3) to the Company's Form 10-K
                 for the year ended December 31, 1993 and incorporated herein by reference.

4(a)(2)          Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 4, 1994
                 (Filed as  Exhibit 4(a)(1) to the Company's Form 8-K dated March 14, 1994 and incorporated herein by reference)

4(a)(3)          Loan and Security Agreement dated as of November 30, 1994 (the "Loan Agreement") between Barclays
                 Business Credit, Inc. (now known as Shawmut Capital Corporation) and Bird Incorporated.

4(a)(4)          First Amendment dated as of March 8, 1995 to the Loan Agreement between Shawmut Capital Corporation and Bird Incorporated.

4(a)(5)          Rights Agreement dated as of November 25, 1986 between the Company and the First National Bank of
                 Boston, as Rights Agent. (Filed as Exhibit 1 to Registration Statement on Form 8-A dated December 5,
                 1986 and incorporated herein by reference.)

                                                                                                                        Sequential
Exhibit No.                                                                                                              Page No.
-----------                                                                                                             ----------
4(a)(6)          First Amendment dated May 24, 1990 to Rights Agreement dated as of November 25, 1986.  (Filed as
                 Exhibit 4(b)(2) to the Company's report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.)

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

10(d)*           Settlement Agreement dated as of July 7, 1994 between Bird Corporation and George J. Haufler.

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

                                                                                                                        Sequential
Exhibit No.                                                                                                              Page No.
-----------                                                                                                             ----------
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

                                                                                                                        Sequential
Exhibit No.                                                                                                              Page No.
-----------                                                                                                             ----------
10(o)            Amendment dated February 1, 1994 to the First Amended and Restated Partnership Agreement between
                 Bird Vinyl Products, Inc. and Kensington Manufacturing Company. (Filed as Exhibit 10(o)(2) to the
                 Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10(p)*           Employment Agreement dated as of December 1, 1993 between the Company and Joseph D. Vecchiolla.
                 (Filed as Exhibit 10(p) to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10(q)*           Severance Agreement dated as of December 21, 1993 between the Company and Joseph D. Vecchiolla.
                 (Filed as Exhibit 10(q) to the Company's report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

10(r)*           Settlement Agreement dated as of November 25, 1994 between Bird Corporation and William A. Krivsky.

10(s)            Asset Purchase Agreement dated as of August 19, 1994 between Bird Incorporated, Atlantic Building
                 Products Corporation, Greater Louisville Aluminum, Inc., Southwest Roofing Supply, Inc., Southwest
                 Express, Inc., New York Building Products, Inc., and Wm. Cameron & Co. (Filed as Exhibit (1) to the
                 Company's Form 8-K dated August 31, 1994 and incorporated herein by reference.)

10(t)            Asset Purchase Agreement dated as of September 23, 1994 among Bird Corporation, Bird Incorporated, and Jannock, Inc. (as amended by amendments dated as of January 27, 1995 and January 31, 1995).
                 (Filed as Exhibit B to the Company's proxy statement dated February 10, 1995 for the special meeting of the stockholders to be held on March 7, 1995 and incorporated herein by reference.)

11               Statement regarding computation of per share earnings(loss).

22               Significant subsidiaries.

                                                                                                                        Sequential
Exhibit No.                                                                                                              Page No.
-----------                                                                                                             ----------
23(a)            Consent of Price Waterhouse LLP to incorporation by reference of 1994 financial statements in the
                 Company's Registration Statements on Form S-3, Registration No. 33-44475; Form S-4, Registration No.
                 33-44403; and Form S-8, Registration Nos. 33-36304, 33-36305, 33-67826 and 33-67828.

23(b)            Consent of Alpern, Rosenthal and Company, independent accountants for Kensington Partners to incorporation by reference of the 1994 Kensington Partners independent auditors' report in the
                 Company's Registration Statements on Form S-3, Registration No. 33-44475; Form S-4, Registration No.
                 33-44403; and Form S-8, Registration No. 33-36304, 33-36305, 33-67826 and 33-67828.

28               Annual report on Form 11-K of the Bird Employees' Savings and Profit Sharing Plan for the fiscal year ended December 31, 1994.  (To be filed by amendment.)

  *  Indicates management contract or compensatory plan or arrangement

                               POWER OF ATTORNEY


     We, the undersigned officers and Directors of Bird Corporation, hereby severally constitute and appoint Joseph D. Vecchiolla and Frank S. Anthony, and each of them severally, our true and lawful attorneys or attorney, with full power to them and each of them to execute for us, and in our names in the capacities indicated below, and to file with the Securities and Exchange Commission the Annual Report on Form 10-K of Bird Corporation, for the fiscal year ended December 31, 1994, and any and all amendments thereto.

     IN WITNESS WHEREOF, we have signed this Power of Attorney in the capacities indicated on March 24, 1994.


Principal Executive
 Officer:



___________________________                        President, Director and
Joseph D. Vecchiolla                               Chief Executive Officer



Principal Financial Officer:



___________________________                        Vice President, Finance and
Joseph M. Grigelevich, Jr.                         Administration



                                   Directors


___________________________                             _______________________
Robert P. Bass, Jr.                                     Francis J. Dunleavy



___________________________                             _______________________
Charles S. Bird, Jr.                                    John T. Dunlop



___________________________                             _______________________
Robert L. Cooper                                        Guy W. Fiske



___________________________                             _______________________
Loren R. Watts                                          Richard C. Maloof

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BIRD CORPORATION
                                        (Registrant)

                                        By
                                          ------------------
                                        JOSEPH D. VECCHIOLLA
                                        PRESIDENT, CEO


                                        March 24, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    SIGNATURE                                TITLE                           DATE
    ---------                                -----                           ----
__________________________             President, Director,              March 24, 1995
JOSEPH D. VECCHIOLLA                     and CEO (Principal
                                         Executive Officer)



__________________________             Vice President,                   March 24, 1995
JOSEPH M. GRIGELEVICH, JR.               and CFO (Principal
                                         Financial Officer)



___________________________            Corporate Controller              March 24, 1995
DONALD L. SLOPER, JR.                    (Principal Accounting
                                         Officer)


              *
___________________________            Director                          March 24, 1995
ROBERT P. BASS, JR.


              *
___________________________            Director                          March 24, 1995
CHARLES S. BIRD, JR.

                                   SIGNATURES
                                  (continued)





              *
___________________________            Director                                   March 24, 1995
ROBERT L. COOPER


              *
___________________________            Director                                   March 24, 1995
FRANCIS J. DUNLEAVY


              *
___________________________            Director                                   March 24, 1995
JOHN T. DUNLOP


              *
___________________________            Director                                   March 24, 1995
GUY W. FISKE


              *
___________________________            Director                                   March 24, 1995
RICHARD C. MALOOF


              *
___________________________            Director                                   March 24, 1995
LOREN R. WATTS





                                       *  By  ___________________________
                                                 Frank S. Anthony as
                                                 Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K



                            ITEM 14 (a) (1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                         FINANCIAL STATEMENT SCHEDULES



                          YEAR ENDED DECEMBER 31, 1994



                                BIRD CORPORATION
                             Dedham, Massachusetts

                       Bird Corporation and Subsidiaries
                                   Form 10-K
                             Items 14(a)(1) and (2)


                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES




The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.


Consolidated Financial Statements:                                      Page
                                                                        ----
     Reports of independent accountants ____________________________     F2

     Balance sheets at December 31, 1994 and 1993 __________________     F4

     Statements of operations for each of the three years in
      the period ended December 31, 1994 ___________________________     F6

     Statements of stockholders' equity for each of the three
      years in the period ended December 31, 1994 __________________     F7

     Statements of cash flows for each of the
      three years in the period ended December 31, 1994 ____________    F10

     Notes to consolidated financial statements ____________________    F11



The following consolidated financial statement schedules of Bird Corporation and its subsidiaries are included in Item 14(a)(2) and should be read in conjunction with the financial statements included herein:



     Schedule II  -Valuation and qualifying accounts _______________    F39


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





                                       F1

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Bird Corporation


We have audited the consolidated balance sheets of Bird Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, of stockholders' equity and of cash flows for the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kensington Partners, a 90% owned joint venture, which statements reflect total assets of $8.9 million and $11.3 million at December 31, 1994 and 1993, respectively, total revenues of $24.2 million and $21.3 million and net losses of $5.3 million and $5.2 million for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kensington Partners, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on Page F1 present fairly, in all material respects, the financial position of Bird Corporation and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to comply with a new pronouncement issued by the Financial Accounting Standards Board.



/s/Price Waterhouse LLP
Boston, Massachusetts

March 8, 1995


                                       F2

                         INDEPENDENT AUDITORS' REPORT


To the Partners
Kensington Partners and Affiliate
Leechburg, Pennsylvania

        We have audited the accompanying combined balance sheets of Kensingtion Partners and Affiliated (Joint Venture Partnerships) as of December 31, 1994 and 1993 and the related combined statements of operations and changes in partners' capital (deficit), and cash flows for the years ended December 31, 1994 and 1993 and the period from July 1, 1992 (Inception) to December 31, 1992. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assuarance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Kensingtion Partners and Affiliate as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 and the period from July 1, 1992 (Inception) to December 31, 1992, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Kensington Partners and Affiliate will continue as going concerns. As discussed in Note 2 to the financial statements, the Companies have incurred significant operating losses and current liabilities exceed current assets. Those conditions, among others, raise substantial doubt about the Companies' ability to continue as going concerns. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Alpern, Rosenthal & Company

Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania

February 10, 1995

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                                   1994          1993
                                                -----------  ------------
Assets
Current Assets:
 Cash and equivalents                              $321,000    $7,518,000
 Accounts and notes receivable, less
   allowances - $3,137,000 in 1994
   and $4,273,000 in 1993                        19,644,000    32,696,000
 Inventories                                      8,371,000    22,157,000
 Prepaid expenses and other assets                3,095,000     4,046,000
 Deferred income tax                              6,836,000       170,000
                                                -----------  ------------
                 Total current assets            38,267,000    66,587,000
                                                -----------  ------------
Property, Plant and Equipment:
 Land and land improvements                       3,145,000     4,716,000
 Buildings                                       11,742,000    14,700,000
 Machinery and equipment                         33,760,000    40,686,000
 Construction in progress                         5,705,000    14,882,000
                                                 54,352,000    74,984,000

 Less - Depreciation and amortization            24,323,000    30,410,000
                                                -----------  ------------
                                                 30,029,000    44,574,000
                                                -----------  ------------
Other investments                                   675,000     5,551,000
Assets held for sale                              7,500,000             0
Deferred tax asset                                8,662,000     5,051,000
Other assets                                        572,000     1,466,000
                                                $85,705,000  $123,229,000
                                                ===========  ============



See accompanying notes to consolidated financial statements.

                                      F 4

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                      December 31,
                                                   1994          1993
                                                -----------  ------------
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable and accrued expenses          $13,671,000   $26,377,000
 Long-term debt, portion due within one year     18,071,000     3,400,000
 Retirement plan contributions payable              302,000       513,000
 Income taxes payable                               596,000       809,000
 Liquidation reserve                                      0     5,398,000
                                                -----------  ------------
                 Total current liabilities       32,640,000    36,497,000
                                                -----------  ------------

Long-term debt, portion due after one year       12,504,000    43,127,000
                                                -----------  ------------
Other liabilities                                 2,715,000     3,021,000
                                                -----------  ------------
Deferred income taxes                               128,000        23,000
                                                -----------  ------------

Total liabilities                                47,987,000    82,668,000
                                                -----------  ------------
Stockholders' Equity
 5% cumulative preferred stock, par
   value $100. Authorized 15,000 shares;
   issued 5,820 shares in 1994 and 1993
   (liquidating preference $110 per share,
   aggregating $640,000)                            582,000       582,000

 Preference stock, par value $1. Authorized
   1,500,000 shares; issued 814,300 shares
   of $1.85 cumulative convertible preference
   stock in 1994 and 1993(liquidating value $20
   per share, aggregating $16,286,000)              814,000       814,000

 Common stock, par value $1. Authorized
   15,000,000 shares; 4,375,179 shares issued
   in 1994 and 4,291,565 shares issued in 1993    4,375,000     4,291,000
 Other capital                                   27,235,000    26,456,000
 Retained earnings                                7,860,000    11,551,000
                                                -----------  ------------
                                                 40,866,000    43,694,000

 Less -
   Treasury stock, at cost, Common:
     275,100 shares in 1994 and 163,791 in 1993  (2,991,000)   (2,179,000)
   Unearned compensation                           (157,000)     (954,000)
                                                -----------  ------------
                                                 37,718,000    40,561,000
                                                -----------  ------------
 Commitments and contingencies (Note 12)

                                                $85,705,000  $123,229,000
                                                ===========  ============

 See accompanying notes to consolidated financial statements.


                                      F 5

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Year Ended December 31,
                                                          1994           1993           1992
                                                      ------------   ------------   ------------

  Net Sales                                           $167,886,000   $187,745,000   $164,202,000
                                                      ------------   ------------   ------------
  Costs and expenses:
   Cost of sales                                       136,878,000    151,664,000    128,371,000
   Selling, general and administrative expense          28,786,000     32,716,000     27,811,000
   Interest expense                                      4,782,000      2,472,000      1,506,000
   Discontinued business activities expense (income)    (1,313,000)       268,000        178,000
   Equity losses from partnership                        4,680,000      2,625,000              0
   Other (income) expense                                        0      3,278,000       (197,000)
                                                      ------------   ------------   ------------
     Total costs and expenses                          173,813,000    193,023,000    157,669,000
                                                      ------------   ------------   ------------
  Earnings (loss) from continuing
    operations before income taxes                      (5,927,000)    (5,278,000)     6,533,000

  Provision (benefit) for income taxes                  (7,010,000)      (637,000)       869,000
                                                      ------------   ------------   ------------
  Earnings (loss) from continuing operations
    before cumulative effect of accounting change        1,083,000     (4,641,000)     5,664,000
                                                      ------------   ------------   ------------
  Discontinued operations (Note 9):
    Income (loss) from operations of
     discontinued businesses, net of taxes               1,245,000    (15,414,000)    (2,573,000)
    Loss on disposal of environmental business,
     1993 includes a  provision of $5,200,000
     for operating losses during phase out
     period, net of taxes                               (6,011,000)   (11,000,000)             0
                                                      ------------   ------------   ------------
    Net loss from discontinued operations               (4,766,000)   (26,414,000)    (2,573,000)
                                                      ------------   ------------   ------------
  Cumulative effect of accounting change                         0      2,733,000              0
                                                      ------------   ------------   ------------
  Net earnings (loss) before dividends                  (3,683,000)   (28,322,000)     3,091,000
  Preferred and preference stock
   cumulative dividends                                  1,536,000      1,536,000      1,536,000
                                                      ------------   ------------   ------------
  Net earnings (loss) applicable to common
   stockholders                                        ($5,219,000)  ($29,858,000)    $1,555,000
                                                      ============   ============   ============
  Primary earnings (loss) per common share:
  Continuing operations                                     ($0.11)        ($1.51)         $1.00
  Discontinued operations                                   ($1.20)        ($6.45)        ($0.62)
                                                      ------------   ------------   ------------
  Cumulative effect of accounting change                     $0.00          $0.67          $0.00
  Net earnings (loss) after dividends                       ($1.31)        ($7.29)         $0.38
                                                      ============   ============   ============


  See accompanying notes to consolidated financial statements.

                                       F6

                        BIRD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                              $1.85
                                                 5%        CUMULATIVE
                                             CUMULATIVE    CONVERTIBLE                                               COMMON
                                              PREFERRED    PREFERENCE      COMMON        OTHER        RETAINED      STOCK IN
                                                STOCK         STOCK        STOCK        CAPITAL       EARNINGS      TREASURY
                                               --------      --------   ----------   -----------    -----------   -----------
Balance January 1, 1994                        $582,000      $814,000   $4,291,000   $26,456,000    $11,551,000   $(2,179,000)
Net (loss)                                                                                           (3,683,000)
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share                                                                                   (8,000)
Common stock issued as
  compensation - 1,426 shares                                                1,000        14,000
Common stock issued for
 contributions to employees'
 saving plan - 12,439 shares                                                13,000       110,000
Common stock issued upon exercise
 of stock options - 69,750 shares common
 and 15,000 shares treasury                                                 70,000       609,000                      109,000
Purchase of 248 shares of
 common stock                                                                                                          (3,000)
L.T.Incentive forfeitures - 125,145 shares                                                                           (910,000)
Common stock from distribution
 business - 916 shares                                                                    (6,000)                      (8,000)
Amortization of unearned
 compensation
Cumulative foreign currency
 translation                                                                              52,000
                                               --------      --------   ----------   -----------    -----------   -----------
Balance December 31, 1994                      $582,000      $814,000   $4,375,000   $27,235,000    $ 7,860,000   $(2,991,000)
                                               ========      ========   ==========   ===========    ===========   ===========


                                                   TOTAL
                                                  UNEARNED      STOCKHOLDERS
                                                COMPENSATION       EQUITY
                                                ------------  --------------
Balance January 1, 1994                         $  (954,000)  $ 40,561,000
Net (loss)                                                      (3,683,000)
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                              (8,000)
Common stock issued as
  compensation - 1,426 shares                                       15,000
Common stock issued for
 contributions to employees'
 saving plan - 12,439 shares                                       123,000
Common stock issued upon exercise
 of stock options - 69,750 shares common
 and 15,000 shares treasury                                        788,000
Purchase of 248 shares of
 common stock                                                       (3,000)
L.T.Incentive forfeitures - 125,145 shares          910,000
Common stock from distribution
 business - 916 shares                                             (14,000)
Amortization of unearned
 compensation                                      (113,000)      (113,000)
Cumulative foreign currency
 translation                                                        52,000
                                                -----------   ------------
Balance December 31, 1994                       $  (157,000)  $ 37,718,000
                                                ===========   ============

                                       F7

                          BIRD CORPORATION SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                              $1.85
                                                 5%        CUMULATIVE
                                             CUMULATIVE    CONVERTIBLE                                               COMMON
                                              PREFERRED    PREFERENCE      COMMON        OTHER        RETAINED      STOCK IN
                                                STOCK         STOCK        STOCK        CAPITAL       EARNINGS      TREASURY
                                               --------      --------   ----------   -----------    -----------   -----------
Balance January 1, 1993                        $582,000      $814,000   $4,267,000   $25,401,000    $41,645,000   $(2,059,000)
Net (loss)                                                                                          (28,322,000)
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                                                                  (29,000)
 $1.85 cumulative
  convertible preference stock
  $1.85 per share                                                                                    (1,130,000)
Common stock $.15 per share                                                                            (613,000)
Common stock issued as
  compensation - 1,200 shares                                                1,000        13,000
Common stock issued for
 contributions to employees'
 saving plan - 19,119 shares                                                19,000       210,000
Common stock issued and note
 repayment upon exercise of stock
 options - 4,080 shares                                                      4,000       210,000
Purchase of 10,119 shares of
 common stock                                                                                                        (120,000)
Amortization of unearned
 compensation
Cumulative effect of
 accounting change                                                                       323,000
Tax effect of stock options
 exercised                                                                               303,000
Cumulative foreign currency
 translation                                                                              (4,000)
                                               --------      --------   ----------   -----------    -----------   -----------
Balance December 31, 1993                      $582,000      $814,000   $4,291,000   $26,456,000    $11,551,000   $(2,179,000)
                                               ========      ========   ==========   ===========    ===========   ===========


                                                                  TOTAL
                                                 UNEARNED      STOCKHOLDERS
                                               COMPENSATION       EQUITY
                                                ------------  --------------
Balance January 1, 1993                         $ (1,549,000)  $ 69,101,000
Net (loss)                                                      (28,322,000)
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                              (29,000)
 $1.85 cumulative
  convertible preference stock
  $1.85 per share                                                (1,130,000)
Common stock $.15 per share                                        (613,000)
Common stock issued as
  compensation - 1,200 shares                                        14,000
Common stock issued for
 contributions to employees'
 saving plan - 19,119 shares                                        229,000
Common stock issued and note
 repayment upon exercise of stock
 options - 4,080 shares                                             214,000
Purchase of 10,119 shares of
 common stock                                                      (120,000)
Amortization of unearned
 compensation                                        595,000        595,000
Cumulative effect of
 accounting change                                                  323,000
Tax effect of stock options
 exercised                                                          303,000
Cumulative foreign currency
 translation                                                         (4,000)
                                                 -----------    -----------
Balance December 31, 1993                         $ (954,000)   $40,561,000
                                                 ===========    ===========

                                       F8

                        BIRD CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              $1.85
                                                 5%        CUMULATIVE
                                             CUMULATIVE    CONVERTIBLE                                               COMMON
                                              PREFERRED    PREFERENCE      COMMON        OTHER        RETAINED      STOCK IN
                                                STOCK         STOCK        STOCK        CAPITAL       EARNINGS      TREASURY
                                               --------      --------   ----------   -----------    -----------   -----------
Balance January 1, 1992                        $590,000      $814,000   $4,213,000   $24,900,000   $ 40,906,000   $  (876,000)
Net earnings                                                                                          3,091,000
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                                                                  (29,000)
 $1.85 cumulative
  convertible preference
  stock - $1.85 per share                                                                            (1,506,000)
Common stock  - $.20 per share                                                                         (817,000)
Common stock issued principally
 in connection with acquisitions
 12,820 shares                                                              13,000       153,000
Common stock issued as
  compensation- 1,200 shares                                                 1,000        19,000
Common stock issued for
 contributions to employees'
 saving plan - 14,355 shares                                                14,000       195,000
Common stock issued upon
 exercise of stock options
 26,250 shares                                                              26,000       178,000
Purchase of 91,981 shares of
 common stock                                                                                                      (1,183,000)
Amortization of unearned
  compensation
5% cumulative preferred stock
  purchased and retired-86 shares                (8,000)                                   4,000
Cumulative foreign currency
  translation                                                                            (48,000)
                                               --------      --------   ----------   -----------    -----------   -----------
Balance December 31, 1992                      $582,000      $814,000   $4,267,000   $25,401,000   $ 41,645,000   $(2,059,000)
                                               ========      ========   ==========   ===========    ===========   ===========


                                                                  TOTAL
                                                 UNEARNED      STOCKHOLDERS
                                               COMPENSATION       EQUITY
                                                ------------  --------------
Balance January 1, 1992                         $(1,945,000)  $ 68,602,000
Net earnings                                                     3,091,000
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                             (29,000)
 $1.85 cumulative
  convertible preference
  stock - $1.85 per share                                       (1,506,000)
Common stock  - $.20 per share                                    (817,000)
Common stock issued principally
 in connection with acquisitions
 12,820 shares                                                     166,000
Common stock issued as
  compensation- 1,200 shares                                        20,000
Common stock issued for
 contributions to employees'
 saving plan - 14,355 shares                                       209,000
Common stock issued upon
 exercise of stock options
 26,250 shares                                                     204,000
Purchase of 91,981 shares of
 common stock                                                   (1,183,000)
Amortization of unearned
  compensation                                      396,000        396,000
5% cumulative preferred stock
  purchased and retired-86 shares                                   (4,000)
Cumulative foreign currency                                              0
  translation                                                      (48,000)
                                                -----------   ------------
Balance December 31, 1992                       $(1,549,000)  $ 69,101,000
                                                ===========   ============

                                                                F9

BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                Year Ended December 31,
(Brackets denote cash outflows)                                      1994                1993               1992
                                                                     ----                ----               ----

Cash flow provided (used) by operations:
Earnings from operations                                         ($3,683,000)        ($28,322,000)       $3,091,000
Adjustments to reconcile to net
 cash provided by operations:
 Writedown of assets to net realizable value                               0            5,800,000                 0
 Depreciation and amortization                                     4,317,000            8,714,000         6,150,000
 Provision for losses on accounts receivable                         905,000            2,162,000         1,365,000
 Deferred income taxes                                           (10,172,000)          (1,044,000)          196,000
 Cumulative effect of accounting change                                    0           (2,733,000)                0
 Gain on sale of distribution business                            (1,466,000)                   0                 0
 Loss (gain) on disposal of environmental business                 9,747,000             (858,000)                0
Changes in balance sheet items:
 Accounts receivable                                              (2,841,000)          (8,199,000)       (4,031,000)
 Inventories                                                       1,423,000            4,538,000        (6,373,000)
 Prepaid expenses                                                    203,000           (2,039,000)         (324,000)
 Liabilities not related to financing activities                  (6,867,000)          11,646,000        (1,390,000)
 Liquidation reserve                                              (5,398,000)           5,398,000                 0
 Other assets                                                      2,230,000            2,564,000           526,000
                                                                ------------       --------------      ------------
Cash flow provided (used) by operations:                         (11,602,000)          (2,373,000)         (790,000)
                                                                ------------       --------------      ------------

Cash flows from investing activities:
 Acquisition of property, plant and equipment,net                (10,614,000)         (16,251,000)       (6,482,000)
 Acquisition of businesses, less cash acquired                             0                    0        (2,800,000)
 Proceeds from disposal of assets                                 31,296,000            9,141,000                 0
 Other investments                                                (1,277,000)             159,000        (4,715,000)
                                                                ------------       --------------      ------------

Net cash provided (used) in investing activities                  19,405,000           (6,951,000)      (13,997,000)
                                                                ------------       --------------      ------------

Cash flows from financing activities:
 Debt proceeds                                                   159,139,000        1,286,500,000       723,489,000
 Debt repayments                                                (175,091,000)      (1,270,987,000)     (705,938,000)
 Dividends paid                                                       (8,000)          (2,351,000)       (2,353,000)
 Purchase of treasury stock                                          (11,000)            (120,000)       (1,183,000)
 Other equity changes                                                971,000              577,000           381,000
                                                                ------------       --------------      ------------

Net cash provided (used) by financing activities                 (15,000,000)          13,619,000        14,396,000
                                                                ------------       --------------      ------------

Net increase (decrease) in cash and equivalents                   (7,197,000)           4,295,000          (391,000)
Cash and cash equivalents at beginning of year                     7,518,000            3,223,000         3,614,000
                                                                ------------       --------------      ------------

Cash and cash equivalents at end of year                            $321,000           $7,518,000        $3,223,000
                                                                ============       ==============      ============

Supplemental Disclosures:
Cash paid during the year for:
 Interest                                                         $4,811,000           $2,160,000        $1,521,000
 Income taxes                                                        363,000              291,000         1,762,000
Non-cash investing and financing activities:
Acquisition of businesses:
 Fair value of assets                                                      0                    0         5,281,000
 Stock issued for acquisitions                                             0                    0           166,000
 Cash paid                                                                 0                    0         2,800,000
                                                                ------------       --------------      ------------
 Liabilities assumed                                                      $0                   $0        $2,315,000
                                                                ============       ==============      ============

See accompanying notes to consolidated financial statements.

                                     F10

                       BIRD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bird Corporation and its majority-owned subsidiaries (the "Company"). All material intercompany activity has been eliminated from the financial statements. Investments in less than majority-owned companies are accounted for by the equity method. Certain prior year amounts have been reclassified to conform with the 1994 presentation.


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


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation has been provided in the financial statements primarily on the straight-line method at rates, based on reasonable estimates of useful lives, which fall within the following ranges for major asset classifications:
-------------------------------------------------------------------------------

Land improvements                                       10 to 20 years
Buildings                                               20 to 40 years
Machinery and equipment                                  5 to 20 years

-------------------------------------------------------------------------------

Maintenance, repairs and minor renewals are charged to earnings in the year in which the expense is incurred. Additions, improvements and major renewals are capitalized. The cost of assets retired or sold,



                                      F11
together with the related accumulated depreciation, are removed from the accounts, and any gain or loss on disposition is credited or charged to earnings. The Company capitalizes interest cost on construction projects while in progress. The capitalized interest is recorded as part of the asset to which it is related and is amortized over the asset's estimated useful life.


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


EARNINGS(LOSS) PER COMMON SHARE

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


ENVIRONMENTAL MATTERS

The Company records a liability for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on the available evidence and site assessments. If an amount is likely to fall within a range and no single amount within that range can be determined to be a better estimate, the minimum amount of the range is recorded. In addition, the liability excludes claims for recoveries from insurance companies and other third parties until such claims for recoveries are probable of realization at which point they would be classified separately as a receivable.


                                      F12

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


2.   INVENTORIES

The percentages of inventories valued on the LIFO method were 86% and 47% at December 31, 1994 and 1993, respectively. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.

                                                    December 31,
                                            1994                      1993
                                            ----                      ----
Current costs:
 Raw materials                         $  3,554,000              $  3,541,000
 Finished goods                           6,924,000                20,297,000
                                       ------------              ------------
                                         10,478,000                23,838,000
 Less LIFO reserve                        2,107,000                 1,681,000
                                       ------------              ------------
                                       $  8,371,000              $ 22,157,000
                                       ============              ============

Inventories, classified by business segment (see Note 13), were as follows:

                                                     December 31,
                                            1994                      1993
                                            ----                      ----
Housing Group                          $  8,371,000              $ 21,788,000
Environmental Systems                             0                   369,000
                                       ------------              ------------
                                       $  8,371,000              $ 22,157,000
                                       ============              ============


3.   DEBT

At December 31, the Company's borrowings and debt obligations are summarized as follows:

                                            1994                      1993
                                            ----                      ----
 Long Term Debt:
  Revolving Credit Agreement           $ 13,937,000              $ 44,000,000
  Term Loans                             15,000,000                         0
  Notes Payable                                   0                    56,000
  Obligations under capital leases        1,638,000                 2,471,000
                                       ------------              ------------
                                         30,575,000                46,527,000

  Less - portion due within              18,071,000                 3,400,000
                                       ------------              ------------
     one year                         $  12,504,000              $ 43,127,000
                                      =============              ============


                                      F13

Prior to November 30, 1994, the Company's external financial needs were satisfied by borrowing under the Second and Third Amended Credit Agreements with The First National Bank of Boston, Philadelphia National Bank incorporated as Corestates Bank, N.A. and The Bank of Tokyo Trust Company. Effective as of November 30, 1994, such needs are satisfied primarily by borrowing under the Loan and Security Agreement ("Loan Agreement") between the Company and Barclays Business Credit, Inc. of Glastonbury, Connecticut. On February 1, 1995, Shawmut Bank, N.A. acquired Barclays Business Credit, Inc. concurrently renaming Barclays Business Credit, Inc. to Shawmut Capital Corporation ("Shawmut Capital"). The terms and conditions of the Loan Agreement remained unchanged.

The Second Amended Credit Agreement contained financial and operating covenants which, among other things, required the Company to maintain prescribed levels of pre-tax earnings, net worth, ratios of debt to net worth and ratios of current assets to current liabilities. As of September 30, 1993, the Company was in default in the performance of its obligations with respect to certain of its covenants under the Second Amended Credit Agreement regarding the ratio of adjusted earnings, permitted capital expenditures and investments by the Company in Kensington Partners, its window manufacturing joint venture. The banks were under no obligation to make revolving credit loans under the Second Amended Credit Agreement following the occurrence and during the continuance of a default or event of default. The Banks continued to lend notwithstanding the foregoing defaults. The Company classified the related debt as current on its September 30, 1993 balance sheet in light of the fact that the Second Amended Credit Agreement provided for automatic acceleration of the indebtedness upon the occurrence of a default or event of default. However, no such acceleration occurred.

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

On March 4, 1994, the Company and its lending banks executed the Third Amended Credit Agreement, pursuant to which the Company was permitted to borrow up to $65 million until January 31, 1996. Loans under the Third Amended Credit Agreement, which were secured by substantially all of the Company's assets, were made pursuant to a $40 million revolving credit line commitment for working capital, letters of credit and a $25 million term loan for general corporate purposes. The revolving credit line availability was determined with reference to a percentage of accounts receivable and inventory which were pledged to the banks. The term loan had to be paid by January 31, 1996.

On August 22, 1994, the Company sold substantially all of the assets of its building materials distribution businesses to a subsidiary of Wm. Cameron & Co. (a "Cameron Subsidiary") for a purchase price of $24,245,000 based on the July 31, 1994 net book value.


                                      F14

Concurrently, the Company exercised its right under the Third Amended Credit Agreement to reduce the revolving credit commitment by $13 million to $25,825,000, thereby reducing fees charged on the unused portion of the facility. The purchase price with respect to assets acquired by a Cameron Subsidiary at the August 22, 1994 closing was subject to a later adjustment based on an audit of the net book value of the acquired assets and assumed liabilities as of the closing date. Due to the increase in the net book value for the period from July 31, 1994 through August 31, 1994, the Company received an additional $1,897,000 in respect of such adjustment, which amount was paid to the Company on November 17, 1994. On November 28, 1994, Ashley Aluminum, Inc., a Cameron Subsidiary, acquired the net assets of Southland, the Company's sole remaining building materials distribution business, for a purchase price of $2,134,000 (which does not take into account $193,000 paid for a minority interest acquired by the Company in contemplation of the closing of the sale). There was an insignificant gain on this sale.

The Company used proceeds from the sale of the assets of its building materials distribution business to reduce the term loan under the Third Amended Credit Agreement from $25 million to $11,999,000 as of November 29, 1994 and to reduce the amount outstanding under the revolving credit line to $11,529,000 as of the same date. Under the terms of the Third Amended Credit Agreement, the term loan was to be further reduced by a principal payment of $11.2 million on April 30, 1995 with the balance of the term loan payable on January 31, 1996.

Under the Third Amended Credit Agreement and prior to the execution of the Shawmut Capital Loan Agreement dated November 30, 1994, repayment of the term loan was also required to be made from excess proceeds of future asset sales (calculated as the amount remaining after net asset sale proceeds were used to reduce revolving credit loans to less than borrowing base availability with borrowing base availability being calculated after the effect of such an asset sale). The term loan was also required to be reduced on any date other than the payment due dates specified in the preceding paragraph by the amount (if any) by which the term loan exceeded 70% of the fair market value of all of the Company's fixed assets.

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

In a letter dated April 11, 1994, the Company was notified by the Agent under the Third Amended Credit Agreement of certain alleged defaults with respect to certain post closing undertakings (that were primarily administrative in nature) including but not limited to, delivery of certain legal opinions and the issuance of certain certificates of title and title policies. By letters dated April 20, 1994, July 20, 1994, August 17, 1994, September 1, 1994 and September 13, 1994, the Company was notified by the agent bank under the Third


                                      F15

Amended Credit Agreement of the continuation of the defaults under certain of the above-mentioned administrative covenants, as well as certain alleged defaults and events of default resulting from the fact that the Company did not meet its minimum net worth covenant as of June 30, 1994. The Company's failure to satisfy the minimum net worth covenant was due to the $8,477,000 write-down in the recorded value of Bird Environmental Gulf Coast, Inc. ("BEGCI"). The banks were under no obligation to extend credit under the Third Amended Credit Agreement following the occurrence and during the continuance of a default or event of default. Although not formalized in the form of a written amendment, waiver or forbearance, the banks continued to lend, and the Company continued to take action necessary to cure certain of the alleged defaults and events of default. The Company requested the banks to waive or to forbear from asserting the remainder of the alleged defaults and events of default. During the existence of these alleged defaults and events of default, the Company continued to meet its payment obligations as required. As a result of the alleged defaults and events of default, all loans under the Third Amended Credit Agreement were classified as current on the September 30, 1994 balance sheet.

Interest on the revolving credit line under the Third Amended Credit Agreement accrued at the base rate (as specified in such agreement) plus 1% on all borrowings and 1/2% on any unused portion. The interest on the term loan portion accrued at the base rate plus 2%. Due to the Company's defaults under the Third Amended Credit Agreement, however, except for a short period following the August 22, 1994 closing of the sale of assets to a Cameron Subsidiary, from April 11, 1994 until November 30, 1994, the Banks charged interest on the loans under the Third Amended Credit Agreement at a rate of interest equal to 4% above the rate otherwise applicable to each such loan. Therefore, the interest rate for outstanding loans under the revolving credit line was 13.50% and was 14.50% for the term loan just prior to the refinancing with Shawmut Capital on November 30, 1994.

On November 30, 1994, Bird Incorporated entered into a three year $39 million, Loan Agreement with Shawmut Capital. At the end of the three year period, the Loan Agreement is automatically renewed for an additional one year period unless terminated specifically in writing. The Loan Agreement consists of a $24 million revolving credit commitment and two equal term loans (Term Loan A and Term Loan B, as defined in the Loan Agreement) totaling $15 million. Up to $5 million of the revolving credit facility can be used for letters of credit. Letters of credit outstanding as of December 31, 1994 totaled $2,927,000. Intercompany loans and advances to non-borrowing affiliates including BEGCI and Kensington are permitted under the Loan Agreement. On March 8, 1995, the Company sold the assets of its vinyl siding operation to Jannock, Inc. for $47.5 million. Proceeds from the sale were used to reduce bank debt. Concurrent with the sale of the assets of the vinyl siding operation, Shawmut Capital executed the First Amendment to the Loan Agreement allowing for the sale of the Company's vinyl siding operation located in Bardstown, Kentucky. The First Amendment to the Loan Agreement amended the amount of the facility to $20 million consisting of a $15 million revolving credit commitment and a $5 million term loan. Up to $5 million of the revolving credit facility can be used for letters of credit.


                                      F16

Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build up of accounts receivable which may occur under sales programs offered during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of March 8, 1995, an aggregate of $9,562,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement. The Loan Agreement contains financial and operating covenants which, among other things, (i) require the Company to maintain prescribed levels of tangible net worth, net cash flow and working capital and (ii) place limits on the Company's capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions and disposition of assets (except that the Company is not precluded from consummating the sale of its interest in BEGCI). The proceeds of the initial borrowings under the Loan Agreement were used to pay in full the outstanding loan balances under the Third Amended Credit Agreement. A commitment fee of $150,000 was due and paid to Shawmut Capital as of the closing date of the Loan Agreement.

Interest on the revolving credit commitment under the Loan Agreement accrues at the Shawmut Capital base rate (as specified in such Agreement) plus 1% on all borrowings and the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. Interest on Term Loan A and Term Loan B accrues at the base rate plus 1 1/2%. The combined repayment of the principal on Term Loan A and Term Loan B is $125,000 per month in year one and $142,800 per month in years two and three with a final principal payment of
$10,072,800 due on November 30, 1997.   Proceeds in excess of $100,000 from the
sale of fixed assets may, at Shawmut Capital's discretion, be applied to the outstanding principal payments of the term loans.

In the event of a sale of the Company's 80% interest in BEGCI, proceeds would be applied to the outstanding principal balance of Term Loan A. Proceeds from the sale of the assets of the Vinyl division to Jannock, Inc. on March 8, 1995 were first applied to the repayment of Term Loan A, second to the repayment of Term Loan B so that the outstanding principal amount of Term Loan B equals $5 million and third to the outstanding Revolving Credit Loans with the balance of proceeds to be retained by the Company. As of March 8, 1995, interest on the loans outstanding under the First Amended Loan Agreement would accrue at either the base rate or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points at the borrower's election.


                                      F17

On January 25, 1994, the bank that was party to Kensington's Credit Agreement dated October 25, 1993 gave notice that Kensington had breached certain financial covenants including the ratio of Current Assets to Current Liabilities, Tangible Net Worth and Total Liabilities to Tangible Net Worth in each case as defined therein (although it continued to meet its payment obligations throughout the term of the Credit Agreement). Subsequently, the bank agreed to forbear from exercising its rights and remedies under such agreement until August 31, 1994. In accordance with this forbearance agreement, interest accrued at 3% above the bank's prime lending rate. On May 2, 1994, this bank applied the Company's $750,000 cash deposit, which was held by the bank as collateral, against the total amount owed which was then $2,158,000. A payment schedule was established to repay the remainder of the loan. The loan availability calculation was amended to allow aggregate borrowings equal to the lesser of the borrowing base calculation or a set borrowing schedule over a prescribed time frame. The borrowing availability schedule began April 29, 1994 at $1,550,000 and was periodically reduced to $475,000 through August 31, 1994, at which time the outstanding balance was paid in full.

This reduced borrowing availability schedule required Kensington to seek a new lending arrangement. As of June 15, 1994, the Partnership entered into a financing/factoring agreement with Bankers Capital of Chicago, Illinois. On July 20, 1994, the Company's Banks amended the Third Amended Credit Agreement to permit the refinancing of Kensington with Bankers Capital. Under the terms of the agreement, Bankers Capital agreed to provide up to $2.5 million in financing based on the value of certain acceptable receivables. The amount advanced at any one time cannot exceed 80% of the value of these receivables. Interest on the amount advanced is at the prime lending rate plus 1 1/2%. Additionally, Bankers Capital charges a fee ranging from 1.0% to 3.45% of the total amount of the value of acceptable receivables used to extend financing and based on the age of such receivables. As the receivables age, the applicable fee percentage increases. In light of the interest and fees described above, the average borrowing rate for 1994 under the Bankers Capital Agreement was 22%. The financing by Bankers Capital is co-guaranteed by the Company. Bankers Capital initially funded Kensington on August 25, 1994, which funding included payment in full of the outstanding loan balance with Kensington's previous lender.

On June 18, 1994, the Company entered into a Settlement Agreement and Full and Final Release (the "Settlement Agreement") with the minority stockholders of BEGCI, the owner of the San Leon Facility, thus resolving a suit filed by such minority stockholders claiming a breach of contract and a countersuit filed by the Company in January 1994. The claim was based on the minority stockholders' allegations that the Company, without minority stockholder approval, caused BEGCI to fund the construction of a solid waste treatment facility featuring desorption technology owned by one of the minority stockholders rather than funding a less costly liquid waste treatment facility featuring centrifuge technology. Pursuant to the Settlement Agreement, the Company agreed to sell its 80% interest in BEGCI to the Minority Stockholders for approximately $7.5 million in cash on or before February 28, 1995. Such proposed sale was subject to financing, and also allowed the Company to sell all of its interest in BEGCI to


                                      F18
another buyer, provided that the shares of common stock of BEGCI owned by the minority stockholders were also sold at no less than the same price per share. As the Board of Directors decision to sell BEGCI and this Settlement Agreement established a measurement date for financial accounting purposes, the Company wrote down the recorded value of BEGCI as of June 30, 1994 to $7.5 million.
The minority shareholders of BEGCI did not exercise their purchase option as of February 28, 1995. The Company is continuing its efforts to locate a suitable acquirer for the Facility.

Until the Company's purchase of the roofing machine at the Company's Norwood, Massachusetts facility on November 30, 1994, the operating lease on such machine was collateralized by a mortgage on the Norwood property. The mortgage required the consent of the lessor to allow a second mortgage on the real property. The terms of the Third Amended Credit Agreement required security on all of the Company's assets, and as a result, a second mortgage in favor of the banks was placed on the Norwood property without obtaining the lessor's consent. The Company was notified by letter dated April 25, 1994 that the lessor was declaring the Equipment Leasing Agreement dated as of December 28, 1984 (as amended) to be in default, and by letter dated May 23, 1994, the lessor declared the lease terminated. The Company and the lessor entered into an agreement pursuant to which the Company agreed to purchase the leased equipment for a purchase price of approximately $4 million payable in installments between August 30, 1994 and January 15, 1995, by which date the final payment of approximately $2.3 million had to be made. Concurrent with the Company's refinancing with Shawmut Capital on November 30, 1994, the Company satisfied all outstanding obligations with respect to the purchase agreement it had entered into with the lessor and acquired title to the roofing machine.

The Shawmut Capital Loan Agreement allows for up to $5 million in letters of credit. Outstanding letters of credit as of December 31, 1994 approximate $2,927,000 compared to $2,761,000 as of December 31, 1993.

The weighted average interest rate on short term borrowings at December 31, 1994 and December 31, 1993 were 9.53% and 9.24%, respectively. Average interest rates, the interest rate at December 31 and the average and maximum borrowings in thousands of dollars for the three years ended December 31, 1994, 1993 and 1992 under the Company's applicable loan agreements, are shown below:

                              1994             1993            1992
                              ----             ----            ----
Interest rates:
Average during period         11.47%           4.92%           4.49%

At December 31           $13,937 @ 9.50%   $44,000 @ 10%   $9,000 @ 4.06%
                         $ 7,500 @ 9.75%                   $2,500 @ 4.75%
                         $ 7,500 @ 9.75%                   $8,000 @ 4.09%
                                                           $8,000 @ 4.20%

Average borrowings           $41,100          $38,439         $ 22,966
Maximum borrowings           $53,200          $44,000         $ 33,500


                                      F19

The Company has capital lease obligations (see Note 12) with payments that extend to 1998 at interest rates which vary between 3.4% and 7.4% per annum. The principal balance of these obligations amounted to $1,638,000 and $2,471,000 at December 31, 1994 and 1993, respectively.

Maturities of long-term debt for each of the five years subsequent to December 31, 1994 are as follows:

1995 - $18,071,000;  1996 - $1,134,000;  1997 - $11,110,000;  1998 - $260,000;
1999 - $0. The Company incurred net interest expense of $4,782,000 in 1994 (net of $257,000 capitalized interest), $2,472,000 in 1993 (net of $345,000 capitalized interest), and $1,506,000 in 1992.



4.   INCOME TAXES

Earnings(loss) from continuing operations before income taxes and the provision(benefit) for income taxes are shown below:

                                           Year Ended December 31,
                                           -----------------------
                                     1994            1993           1992
                                     ----            ----           ----
Earnings(loss) from
 continuing operations
 before income taxes:            $ (5,927,000)   $ (5,278,000)   $ 6,533,000
                                 ============    ============    ===========


                                           Year Ended December 31,
                                           -----------------------
                                     1994            1993           1992
                                     ----            ----           ----
Provision(benefit) for
 continuing operations:
  Domestic:
  Currently payable              $   200,000     $   765,000     $ 1,544,000
  Deferred                        (7,210,000)     (1,402,000)       (675,000)
                                  ----------     -----------     -----------
                                 $(7,010,000)    $   (637,000)   $   869,000
                                   ==========    ============    ===========

The total provision(benefit) for income taxes varied from the U.S. federal statutory rate for the following reasons:

                                         1994          1993         1992
                                         ----          ----         ----
Continuing operations:
U.S. federal statutory rate            (34.0%)       (34.0%)        34.0%
State income taxes                       (6.5)         0.6           3.0
Corporate Owned Life Insurance           (9.9)         0.0           0.0
Utilization of NOL
 carryforward                             0.0          0.0         (19.3)
Valuation reserve                       (67.5)        22.3           0.0
Other                                    (0.4)        (1.0)         (4.4)
                                       ------         ----         -----
                                       (118.3%)      (12.1%)        13.3%
                                       ======        ======        =====

The net provision (benefit) for income taxes related to discontinued operations amounted in total to $(2,962,000), $(304,000) and $621,000 for 1994, 1993 and
1992, respectively.


                                      F20

The deferred income tax asset recorded in the consolidated balance sheet results from differences between financial statement and tax reporting of
income and deductions.   A summary of the composition of the deferred income
tax asset at December 31, 1994 and 1993 is as follows:

                                            1994             1993
                                            ----             ----
                                                (000) Omitted
Deferred tax assets:
     Bad debt reserves                    $ 1,314          $ 1,150
     Compensation/pension accruals            882            1,683
     Reserves for liquidation
      and restructuring                         0            5,109
     Investment in
      non-consolidated subsidiary           4,284                0
     Net operating loss carryover           9,129            5,349
     Capital loss carryover                   451                0
     Investment tax credit carryover        1,233            1,233
     Minimum tax credit carryover           1,091            1,091
     Other reserves & accruals              3,389            1,272
                                          -------          -------
       Total deferred tax assets           21,773           16,887
                                          -------          -------

Deferred tax liabilities:
     Depreciation                          (1,403)          (2,219)
     Corporate owned life insurance             0             (470)
                                          -------          -------
       Total deferred tax liabilities      (1,403)           2,689
                                          -------          -------

Net deferred tax asset before
  valuation reserve                        20,370           14,198
Less:  Valuation reserve                   (5,000)          (9,000)
                                          -------          -------
Net deferred tax asset                    $15,370          $ 5,198
                                          =======          =======

The Company has available for federal income tax purposes unused net operating loss and investment tax credit carryforwards, which may provide future tax benefits, expiring as follows:

       Year of                      Net                          Investment
     Expiration                Operating Loss                    Tax Credit
     ----------                --------------                    ----------
     1996                      $           0                     $    97,000
     1997                                  0                         317,000
     1998                                  0                         135,000
     1999                                  0                         212,000
     2000                                  0                         297,000
     2001                                  0                         175,000
     2002                            138,000                               0
     2008                          9,862,000                               0
     2009                         15,607,000                               0
                               -------------                     -----------
                               $  25,607,000                     $ 1,233,000
                               =============                     ===========

Additionally, for federal income tax purposes, at December 31, 1994 the Company had available for carryforward minimum tax credits with no expiration date and capital losses that expire in the year 2000 aggregating $1,091,000 and $1,326,000, respectively. If certain


                                      F21
substantial changes in the Company's ownership should occur, there would be an annual limitation on the amounts of the carryforwards, including certain unrealized built-in losses which can be utilized for regular and alternative minimum tax purposes.

The Company adopted FAS 109 in 1993 and has recorded the cumulative effect of the change in accounting principle of approximately $2.7 million as a benefit in the results of operations for the first quarter of 1993. This accounting change also requires the booking of a valuation reserve if it is more likely than not that the Company may not be able to realize the benefits of recorded deferred tax assets. At December 31, 1994 the Company's net deferred tax asset is approximately $20.4 million less a valuation reserve of $5 million. As required under FAS 109, this valuation reserve was determined based upon the Company's review of all available evidence including projections of future taxable income. In the first quarter of 1995, the Company will record a gain in excess of $20 million on the sale (as described in Note 15) of substantially all of the assets related to the Company's vinyl business as conducted at the Bardstown, Kentucky facility. As noted in Note 9, management expects to dispose of its investment in BEGCI by the end of the second quarter of 1995 and to offset the tax loss on such disposition against the gain on the sale of the vinyl business. The Company also expects the Roofing operations to remain profitable and to be a significant contributor of future taxable income. Based on the above factors, the Company reduced the valuation reserve by $4 million.


5.   STOCKHOLDERS' EQUITY

The $1.85 cumulative convertible preference stock is redeemable, in whole or in part, at the option of the Company, at a redemption price of $20.00 per share on and after May 15, 1993. The convertible preference stock has a liquidation value of $20.00 per share and is convertible at the option of the holder into common stock of the Company at a conversion price of $22.25 per share, subject to adjustment in certain events. Dividends are cumulative from the date of issue and are payable quarterly. Dividends have been paid through the quarterly payment due on November 15, 1993 but have not been paid since that date. The Company has the option to redeem the convertible preference stock. The Company's 5% cumulative preferred stock ranks senior to the convertible preference stock as to dividends and upon liquidation.

On June 18, 1992 the Company announced that its Board of Directors authorized it to buy back, on the open market or in privately negotiated transactions, up to 400,000 of its outstanding shares of common stock at prices available from time to time that the Company deems attractive. Since this announcement the Company has repurchased 248 shares in 1994, 5,364 shares in 1993 and 92,007 shares in 1992.

The Company is prohibited from purchasing its common stock as long as dividends on the convertible preference stock are in arrears. Under the 1992 stock option plan described in Note 6, 933,325 shares of common stock are reserved for issuance upon exercise of options and stock appreciation rights.


                                      F22

Restrictions on the payment of dividends were imposed by the terms of the Third Amended Credit Agreement. As a result of the defaults under the Third Amended Credit Agreement, the Company suspended dividends on all classes of its stock after the third quarter of 1993. As of December 31, 1994, dividends would have had to have been paid (or declared and set apart for payment) in the amount of $22,000 on the Preferred Stock and $1,883,000 on the Preference Stock before any dividends could have been paid or declared on the Common Stock. On October 31, 1994, the Banks consented to payment of the fourth quarter, 1994 dividend on the Preferred Stock. The quarterly dividend on the Preferred Stock due December 1, 1994 was declared and paid in full as of that date. Restriction on the payment of dividends on Common and Preference Stock are imposed by the terms of the Loan Agreement dated November 30, 1994. Payment of dividends on Preferred Stock are permitted under the Loan Agreement.


6.   EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company's "Bird Employees' Savings and Profit Sharing Plan" provides for a defined base contribution and profit sharing and savings contributions.

DEFINED BASE CONTRIBUTION

The Company contributes annually 2-7% of plan participants' basic compensation depending upon their age and employment status as of December 31, 1984. Vesting accrues at 20% per year of service. Contributions for continuing operations for the years ended December 31, 1994, 1993, and 1992 amounted to $203,000, $352,000, and $329,000, respectively.

PROFIT SHARING CONTRIBUTION

Profit sharing contributions are made annually, if earned, based upon certain defined levels of return on equity by the Company and its business units. The distribution of the contribution to the plan's participants is based upon annual basic compensation. Contributions for continuing operations for the years ended December 31, 1993 and 1992 amounted to $145,000, and $148,000, respectively. No profit sharing contribution was earned for 1994.

SAVINGS CONTRIBUTION

The Company's savings plan provides that eligible employees may contribute to the plan any whole percentage of their basic compensation varying from 2 to 15%. The Company may make discretionary matching contributions not exceeding 6% of the participant's basic compensation during the plan year. Such matching Company contributions are invested in shares of the Company's common stock.
The Company's contributions for continuing operations for the years ended December 31, 1994, 1993, and 1992 amounted to $142,000, $155,000, and $141,000, respectively.


                                      F23

POST RETIREMENT BENEFITS

Certain health care and life insurance benefits are provided for substantially all of the Company's retired employees, except those covered under union plans. Benefits are provided by the payment of premiums for life insurance benefits and the reimbursement for eligible employees of a portion of their health care premiums. The Company's cost for the years 1994, 1993, and 1992 amounted to $79,000, $71,000, and $71,000, respectively.

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

Options granted by the committee may be designated as either incentive stock options, as defined under the current tax laws, or non-qualified options. The committee may also grant stock appreciation rights, either singly or in tandem with stock options. A right entitles the holder to benefit from market appreciation in the Company's common stock subject to the right between the date of the grant and the date of exercise without any payment on the part of the holder. Upon exercise of a right, the holder surrenders the option and receives an amount of common stock (or, at the election of the committee, cash) equal in value to the amount of such appreciation.

The exercise price of options specified by the committee must be at least 100% of the fair market value of the Company's common stock as of the date of grant. All options and rights granted become exercisable at the rate of 20 to 25% per year, on a cumulative basis,


                                      F24
beginning with the first anniversary of the date of grant for options granted under the Stock Option Plan and in full one year after grant for option granted under the Non-Employee Directors' Stock Option Plan. In case of termination of employment, options and grants vested, but not yet exercised, are subject to forfeiture under the Stock Option Plan and exercisable up to 90 days after termination for the Non-Employee Directors' Stock Option Plan.

Transactions involving the Stock Option Plan are summarized as follows for the years ended December 31, 1992, 1993 and 1994:

                                                                         STOCK OPTIONS
                                                                         -------------
Outstanding January 1, 1992
 ($5.00 to $18.875 per share)                                               411,530
Granted ($12.50 to $17.50 per share)                                         20,500
Exercised ($5.50 to $11.50 per share)                                       (24,250)
Canceled ($11.50 per share)                                                  (1,800)
                                                                           ---------
Outstanding December 31, 1992
 ($5.00 to $18.875 per share)                                               405,980
                                                                           ========

Outstanding January 1, 1993
 ($5.00 to $18.875 per share)                                               405,980
Granted ($8.375 to $12.625 per share)                                       419,500
Exercised ($6.50 to $11.125 per share)                                       (5,080)
Canceled ($8.875 to $18.875 per share)                                      (21,600)
                                                                           --------
Outstanding December 31, 1993
 ($5.00 to $17.50 per share)                                                798,800
                                                                           ========

Outstanding January 1, 1994
 ($5.00 to $17.50 per share)                                                798,800
Granted ($10.00 to $10.75 per share)                                        116,550
Exercised ($5.00 to $9.50 per share)                                       (144,870)
Canceled ($6.375 to $15.00) per share)                                     (269,830)
                                                                           ---------
Outstanding December 31, 1994
 ($5.00 to $17.50 per share)                                                500,650
                                                                           ========


Exercisable December 31, 1994
 ($5.00 to $17.50 per share)                                                205,450

Shares available for granting options:
 January 1, 1994                                                            279,395
 December 31, 1994                                                          432,675

In tandem with the stock options there are 27,200 stock appreciation rights at December 31, 1994.

LONG TERM INCENTIVE COMPENSATION

Under the terms of a Long Term Incentive Compensation Plan, certain officers and key management employees shall receive common stock of the Company on a restricted time lapse grant basis. At December 31, 1994, 23,560 shares of the Company's common stock had been issued from treasury stock and are being held in escrow by the Company. These shares are released from escrow and delivered to the plan's


                                      F25
participants when the market price of the Company's common stock achieved certain designated levels between $12 and $24 per share for 30 consecutive days prior to June 28, 1994 or in any event if the participant has remained in the continuous employ of the Company through June 2003. Certain market prices were achieved and maintained for the required 30-day period during 1994, 1993, and 1992. Therefore, 40,670, 45,630, and 54,405 shares of the Company's common stock were released in June of 1994, 1993, and 1992, respectively, to the plan's participants. Additionally, 30,000 shares were released to the former Chief Executive Officer as part of his Termination Agreement. As a result of his termination and the termination of certain other officer and key management personnel, 125,145 shares of restricted stock valued at $910,000 were forfeited and returned to treasury stock.

Amortization of unearned compensation under this agreement for the years 1993 and 1992 amounted to $595,000 and $396,000, respectively. In 1994 amortization was reduced by $113,000 associated with the forfeiture of shares. The unamortized value of the shares granted is shown in the accompanying balance sheet as unearned compensation.


7.   DISCONTINUED BUSINESS ACTIVITIES

The Company records income and expenses associated with former business activities on the Consolidated Statement of Operations under the caption "Discontinued Business Activities".

On June 10, 1994, the Company's 40% interest in Mid-South Building Supply, Inc. was redeemed for $1 million in cash resulting in a loss of $1,261,000.

On August 22, 1994, the Company sold the assets of substantially all of its distribution businesses to Wm. Cameron & Co. for a purchase price consisting of cash in the amount of $26,142,000 including $1 million held in escrow to pay any indemnification claims arising under the purchase and sale agreement. The sale resulted in a gain of $2,677,000. Sales of $67,089,000 were recorded for these businesses for the period ending August, 22, 1994.

On November 28, 1994, the Company sold its last remaining building materials distribution business, Southland Building Products, Inc. to Ashley Aluminum, Inc. for a purchase price of $2,134,000. The sale resulted in a modest gain. The purchase price is subject to adjustment based on an audit of the book value of the acquired assets and assumed liabilities as of the closing date. Sales for the current calendar year of $9,092,000 were recorded for this business for the period ending November 27, 1994.

The Company recorded expenses related to discontinued business activities of $153,000, $268,000, and $178,000, for the years 1994, 1993, and 1992, respectively. These charges against earnings include warranty claims and other costs directly related to discontinued business activities.


                                      F26

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

The Company was previously considering the development of real property which, as a result of the cash and bank situation, no further development was possible. Based on the estimated net realizable value of the property, the Company wrote-off its $1.3 million investment.

To satisfy the remaining portion of an outstanding receivable, the Company previously accepted a $1.3 million note, collateralized by a secondary interest in a mortgage portfolio. An assessment of the portfolio and the bankruptcy of the debtor, indicated the note to be of no value, therefore it was written off.

The termination of the former Chief Executive Officer of the Company resulted in a $850,000 reserve to cover a settlement under the employment agreement of which $776,190 was paid on February 4, 1994.

The remainder of "Other (Income)/Expense" is comprised of other miscellaneous adjustments of a more normal nature and income of approximately $1.3 million from a settlement with an insurance provider relating to product liability claims.


9.   DISCONTINUED OPERATIONS

ENVIRONMENTAL BUSINESSES

On June 18, 1994, the Company agreed to sell its 80% interest in BEGCI to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. Accordingly, the Company, as of June 30, 1994, recorded the operating results of BEGCI as a discontinued operation. In conjunction with this decision, the Company recorded an aggregate charge of approximately $9 million, to adjust its book value to approximate the net realizable value of $7.5 million at June 30, 1994. In June 1994, the Company estimated that the results of operations from the "off-site" environmental business would be breakeven through the disposal date and, accordingly, no liability for anticipated losses from the measurement date to the disposal date was recorded. Currently, the expected disposal date is by the end of the second quarter of 1995. The Company continues to believe that by the disposal date, the


                                      F27
results of operations will be breakeven. However, at December 31, 1994, the Company had invested an additional $1,270,000 in BEGCI which, based on the Company's assessment, would not be recoverable and was accordingly written-off, thus maintaining the Company's investment at $7.5 million. Accordingly, the operating results, for all years presented, relating to the environmental businesses have been recorded as discontinued operations. Net sales relating to these environmental businesses amounted to $3,715,000, $24,681,000 and $31,334,000 for 1994, 1993 and 1992, respectively.

Additionally, in 1993 the Company decided to close the "on-site" environmental remediation business. This business involved environmental remediation projects such as the processing of oily waste sites at a refinery, operations and management of waste processing sites and the removal and remediation of sludge. The contracts with customers are generally fixed price and usually for periods less than one year. As a result of the decision to exit this business, the Company recorded a provision totaling approximately $11 million. Included in this provision is a $5.8 million write-down of certain assets to net realizable value, $2.1 million for certain contracts including any additional amounts due to stipulated buyouts, $635,000 for severance-related payments, $740,000 for inventory and other assets, $1 million for the write-off of intangible assets and $700,000 for other expenses due to lease buyouts, fees and other general expenses.

Included in the 1993 environmental results is a restructuring reserve of $2 million relating primarily to the environmental business. Included in this provision is $300,000 for severance and benefit payments, $700,000 for lease buyouts, $650,000 for expected losses on exiting certain contracts, and $350,000 of other costs. This charge was offset by a $858,000 gain on the sale of the municipal sludge business. These amounts, including the operating results, are recorded as discontinued operations. Based upon the actual results of the environmental "on-site" remediation operations and the sale of its assets, excess costs of $3,861,000 charged in 1993 have been reversed and are recorded as discontinued operations in the consolidated statement of operations for the twelve months ended December 31, 1994.

As of December 31, 1994, the remaining assets and liabilities relating to the "on-site" environmental remediation business approximated $374,000 and $1.1 million, respectively. The assets relate primarily to accounts receivable due to holdbacks on asset sales and the liabilities relate primarily to severance payments, a disputed trade payable and certain other obligations such as for taxes and workers compensation. The estimated net realizable value of its investment in the "off-site" environmental remediation business totaled $7.5 million and is shown as "Assets held for sale" on the consolidated balance sheet.

The $1,150,000 restructuring reserve established in 1992 included $400,000 for severance payments, $150,000 for office closure, $100,000 for relocations, and $500,000 for other expenses. This reserve is primarily related to the consolidation of the environmental business. This amount, including the operating results of the environmental businesses, is recorded as discontinued operations.


                                      F28

10.  ACQUISITIONS

In March of 1992, the Company acquired certain assets of a Connecticut distributor of building materials products. The cost of this acquisition was not material to the financial condition of the Company. This acquisition, with Atlantic Building Products Corporation of Vermont and Massachusetts, provided the Company with the capacity for captive distribution of its housing products in certain markets throughout the Northeast.

On July 1, 1992 the Company entered into a 50% joint venture with Kensington Manufacturing Company, to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). The Company's portion of the joint venture results have been reported using the equity method. In 1993, Kensington accepted significant contracts which provided an immediate impact of new orders. Additionally, Kensington greatly improved the design of its windows by introducing a new manufacturing process. The combination of the rapid increase of business and manufacturing changes caused unusual delays in meeting customer needs and therefore sales and profits were negatively impacted. As a result, Kensington experienced serious cash needs which further hampered production requirements. On January 25, 1994 the bank servicing the Kensington loan gave notice that Kensington had breached certain financial covenants. Subsequently, the financing bank agreed to forbear from exercising their rights and remedies under the loan agreement until April 30, 1994. Primarily as a result of continuing losses and this financing situation, Kensington's independent accountants have issued "going concern" opinions at December 31, 1994 and December 31, 1993. After negotiating with its partner, Bird Corporation agreed to invest additional cash in return for temporarily increasing ownership in Kensington to 90%. The terms of the new agreement (which expires on December 31, 2012) allow Kensington to return to an equal partnership if, before the later of December 31, 1994 or six months following the Company's last investment (made in August 1994), its partner can match the additional investment made by the Company. Under the terms of the Kensington Partnership Agreement, a Management Committee was established to oversee the operations of the partnership. The agreement required, among other things, unanimous approval of the Management Committee for the following: (a) any distributions;
(b) the incurrence of any indebtedness; (c) the creation of any form of encumbrance; (d) the adoption or modification of the partnership's annual plan and operating budget; and (e) any transaction requiring expenditures in excess of $15,000 and not contemplated in or provided for in the annual business plan or operating budget. Each partner is entitled to name two of the five members of the Management Committee with the fifth member being the President of Kensington. Approval from both partners was required to hire the President of Kensington. Significant operating decisions require unanimous approval as noted above. Accordingly, the Company does not possess unilateral control and, as a result, the partnership is accounted for on the equity method. The new Management Committee formed by the partners has been established to oversee the turnaround of the partnership's operations. Also, the partners hired a new management team to run the partnership and report to the Management Committee.


                                      F29

The following table represents summarized financial information for Kensington Partners.

                                                               DECEMBER                 DECEMBER
                                                                 1994                     1993
                                                                 ----                     ----
                                                                         (000) omitted
     Current assets                                            $  5,040                 $ 7,101
     Property and Equipment                                       3,137                   2,870
     Other Assets                                                   677                   1,377
                                                               --------                 -------
              Total Assets                                     $  8,854                 $11,348
                                                               ========                  ======

     Current Liabilities                                       $  9,722                 $10,072
     Other Liabilities                                            1,288                   1,471
                                                               --------                 -------
              Total Liabilities                                $ 11,010                 $11,543
                                                               ========                 =======

                                                                    YEAR ENDED DECEMBER 31,
                                                                 1994                    1993
                                                                 ----                    ----
                                                                        (000) omitted
     Net Sales                                                 $ 24,180                 $21,169
     Gross Profit                                                 1,317                   1,384
     Net Loss                                                    (5,310)                 (5,249)

The Company recorded fifty percent of the loss from operations under the equity method since inception through January, 1994 and ninety percent for the period February through December 1994 which is shown separately on the consolidated statement of operations. The Company's investment in Kensington is a $1,164,000 deficit at December 31, 1994 which represents excess losses over cost in acquired net assets. In 1994, the Company increased its investment by contributing capital of $750,000 and by collateralizing $750,000 through a deposit in Kensington's bank. In September 1993, the Company also co-guaranteed a $2.5 million line of credit and a $1.3 million capital lease. Accordingly, any default by Kensington would have caused a default on the Company's Loan Agreement with its banks.

In September of 1992, the Company foreclosed on a security interest held by it on collateral provided by a distributor of building material products serving Long Island, New York. The Company operated the business under the name of New York Building Products, as part of its former distribution business.


11.   ADDITIONAL FINANCIAL INFORMATION

The following table sets forth additional financial information from continuing operations:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                    1994                   1993             1992
                                                    ----                   ----             ----
Maintenance and Repairs                         $ 4,870,000            $ 5,530,000      $ 5,063,000
Depreciation of Property,
 Plant and Equipment                            $ 3,644,000            $ 3,757,000      $ 3,600,000
Advertising                                     $ 1,023,000            $ 1,230,000      $ 1,051,000


                                      F30

Amortization of intangible assets, pre-operating costs and similar deferrals, taxes other than payroll and income taxes, royalties and research and development expenses were less than 1% of net sales.

The following items included in the consolidated balance sheet under the caption "Accounts Payable and Accrued Expenses" amounted to 5% or more of the total of current liabilities caption at December 31, 1994 and 1993.

                                          1994                     1993
                                          ----                     ----
Accounts payable                       $  6,632,000             $ 11,186,000
Remuneration and related items              940,000                1,095,000
Accrued expenses                          6,099,000                9,346,000
Reserve for environmental contract
 loss                                             0                4,750,000
                                       ------------             ------------
                                       $ 13,671,000             $ 26,377,000
                                       ============             ============

The Company warrants under certain circumstances that its Housing Group's products meet certain manufacturing and material specifications. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made. During 1994, 1993 and 1992, the Company recorded (exclusive of those claims included in discontinued business activities) approximately $2,687,000, $3,196,000, and $2,585,000, respectively, in warranty expenses and elective customer settlements. The warranty related expense included in discontinued business activities for 1994, 1993 and 1992 amounted to approximately $100,000, $104,000 and $93,000, respectively. Based upon analyses performed by the Company's management together with an outside consulting statistician, a reasonably possible range of potential liability from unasserted warranty obligations for all products sold prior to December 31, 1994 is estimated to be between $3.5 million and $17.8 million. However, the Company has not recorded any liability for these future unasserted claims or complaints because management has concluded, based on such analyses, that no particular estimate within this range is probable.


12.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases certain manufacturing, administrative, warehousing, transportation equipment and other facilities. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

At December 31, 1994 minimum lease commitments under noncancelable


                                      F31
operating leases are as follows:


 YEAR             REAL ESTATE            EEUIPMENT              TOTAL
 ----             -----------            ---------              -----
 1995            $   119,000            $  513,000           $  632,000
 1996                119,000               155,000              274,000
 1997                119,000                56,000              175,000
 1998                  2,000                 2,000                4,000
 1999                  2,000                     0                2,000
 Later years          41,000                     0               41,000
                  ----------            ----------           ----------
                  $  402,000            $  726,000           $1,128,000
                  ==========            ==========           ==========

Total rental expense for continuing operations, exclusive of taxes, insurance and other expenses paid by the lessee related to all operating leases (including those with terms of less than one year) was as follows:


      YEAR                  AMOUNT
      ----                  ------
      1994               $ 2,883,000
      1993               $ 3,202,000
      1992               $ 3,050,000


The following represents property under capital leases:

                                                           DECEMBER 31,
                                                      1994              1993
                                                      ----              ----
Machinery and equipment                            $3,790,000        $5,090,000
Less, accumulated depreciation                      1,495,000         1,742,000
                                                   ----------        ----------
                                                   $2,295,000        $3,348,000
                                                   ==========        ==========

At December 31, 1994 minimum lease commitments under capital leases are as follows:

     YEAR                                              AMOUNT
     ----                                              ------
     1995                                            $  721,000
     1996                                               434,000
     1997                                               406,000
     1998                                               267,000
     1999                                                     0
                                                     ----------
     Total minimum lease payments                     1,828,000
     Imputed interest                                  (190,000)
                                                     ----------
     Total future principal payments
      of lease obligations                           $1,638,000
                                                     ==========


LITIGATION

Since 1981, the Company has been named as a defendant in approximately 450 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos in products manufactured and sold by the Company. Approximately 140 of these cases are currently pending and


                                      F32
costs of approximately $1.4 million in the aggregate have been incurred in the defense of these claims since 1981. The Company's insurance provider has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgements, if any. The anticipated resolution of the pending claims will not, in the opinion of management, have a material impact on the Company's consolidated financial position and results of operations.

In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York. The ultimate cost of the remedial work and their expenses covered by the settlement agreement can only be estimated. The Company has provided a reserve amounting to $1 million at December 31, 1994 for its estimated share of the ultimate cost of cleanup most of which will be paid in 1995.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. Status as a PRP means that the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of the PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. On the basis of such consideration, management has determined that such environmental matters will not have a material affect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to $207,000 at December 31, 1994 for its estimated share of the ultimate cost of cleanup for such claims excluding any potential sources of indemnification or recovery from third parties.

In March 1994, the Company received a notice of violation from the Texas Natural Resource Conservation Commission ("TNRCC"). The notice alleged that the Company was not in compliance with regulations of the


                                      F33

TNRCC relating to labeling, permitting, storage and disposal of certain hazardous waste. The notice proposed certain corrective action on the part of the Company as well as payment of administrative penalties. In late 1994, the TNRCC determined that no enforcement action would be taken on any of the alleged violations as stated in the March 1994 notice.

On January 13, 1995, the Company received a letter from the TNRCC alleging three violations of TNRCC rules and six "areas of concern". The TNRCC has issued no orders nor made any findings which would be expected to lead to the entry of any administrative penalties. The Company intends to respond to the TNRCC within the specified time frame and has addressed the alleged violations. The Company believes that this matter will not have a material impact to the Company.

The Company is also exposed to a number of other asserted and unasserted potential claims encountered in the normal course of business and unrelated to environmental matters. In the opinion of management, the resolution of such claims will not have a material adverse effect on the Company's financial position or results of operations.


13.  OPERATIONS IN DIFFERENT INDUSTRIES

The Company has had two business segments which it defined as the Housing Group and the Environmental Group.

The Housing Group manufactures and markets residential and commercial roofing products in the Northeastern United States, including a full line of fiberglass based asphalt shingles and roll roofing. The Group also manufactured vinyl siding, window profiles, trim and accessories which are distributed nationwide. The Group operated distribution centers primarily in the Southeastern and Southwestern markets for vinyl siding and in the Arizona and Northeastern markets for roofing and other building materials products.

The Company's Environmental Group provided recycling, remediation, and beneficial re-use services for applications as diverse as food processing waste streams, oily waste recovery and the treatment of municipal wastes. Generally, these on-site services recovered valuable constituents, removed wastes and reduced the volume of materials which must be disposed of by other means. In December 1993, the Company decided to close this portion of the environmental segment and dedicate this group to operating BEGCI, the fixed site facility in Texas. As discussed in Note 9, the Company agreed to sell its interest in BEGCI to the minority shareholders. Accordingly, due to the Company's exit from the environmental business in its entirety, the results of operations have been recorded as discontinued operations.

Net sales represent sales to unaffiliated customers. Identifiable assets are those that are used in the Company's operations in each industry segment. Corporate assets are principally cash investments and equivalents, certain notes receivable and property maintained for


                                      F34
general corporate purposes. As discussed in Note 9, the results of operations for the environmental group for the three years ended December 31, 1994 have been recorded as discontinued operations. Accordingly, net sales, cost of sales and SG&A relating to this segment are not shown below.


                                      F35

13.    OPERATIONS  IN  DIFFERENT  INDUSTRIES  (CONTINUED)


                                                   YEAR ENDED DECEMBER 31,
                                         1994              1993              1992
                                         --------          --------         --------
                                                        (000 omitted)
Housing Group
Net Sales                                $167,886          $187,745         $164,202
                                         ========          ========         ========
Cost of Sales                            $136,878          $151,664         $128,371
                                         ========          ========         ========
S.G.& A.                                  $20,142           $25,746          $22,493
                                         ========          ========         ========

Earnings (loss) from continuing
   operations before income taxes:
   Housing group operating income          $6,126            $7,121          $13,338
   Other income                                 0                 0              197
   Other non-recurring income               1,466               877                0
                                         --------          --------         --------
                                            7,592             7,998           13,535


   Interest exense                         (4,782)           (2,472)          (1,506)
   Other write offs                             0            (3,834)               0
   Corporate office expenses               (8,737)           (6,970)          (5,496)
                                         --------          --------         --------
                                          ($5,927)          ($5,278)          $6,533
                                         ========          ========         ========


Identifiable assets:
   Housing group                          $57,282           $95,663          $79,568
   Environmental group                      7,874            23,250           25,935
   Corporate office                        20,549             4,316           13,028
                                         --------          --------         --------
                                          $85,705          $123,229         $118,531
                                         ========          ========         ========

Depreciation:
   Housing group                           $3,573            $3,670           $3,488
   Environmental group                        500             1,686            1,620
   Corporate office                            71                87              112
                                         --------          --------         --------
                                           $4,144            $5,443           $5,220
                                         ========          ========         ========

Capital expenditures:
   Housing group                           $9,446            $4,505           $3,683
   Environmental group                      1,283            12,251            3,201
   Corporate office                            37                56               63
                                         --------          --------         --------
                                          $10,766           $16,812           $6,947
                                         ========          ========         ========


                                      F36

14.   QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data for 1994 and 1993 is shown below:

                                                         THREE  MONTHS  ENDED
                                       MARCH  31         JUNE  30        SEPT.  30        DEC.  31
                                       -----------       -----------     -----------      ----------
                                             (thousands of dollars, except per share amounts)
1994
Net sales                                  $36,863           $58,486         $46,246         $26,291
Gross profit                                $6,670           $10,943          $9,169          $4,226 (1)
Earnings(loss):
   Continuing Operations                   ($3,398)          ($1,480)         $3,304          $2,657
   Discontinued Operations                   ($750)          ($5,708)          ($907)         $2,599
                                       -----------       -----------     -----------      ----------
Net earnings  (loss)                       ($4,148)          ($7,188)         $2,397          $5,256
                                       ===========       ===========     ===========      ==========

Earnings per share data:
Primary earnings  (loss) per
   common share:
      Continuing operations                 ($0.92)           ($0.45)          $0.76           $0.56
      Discontinued operations               ($0.18)           ($1.37)         ($0.24)          $0.64
                                       -----------       -----------     -----------      ----------
      Net earnings  (loss)                  ($1.10)           ($1.82)          $0.52           $1.20
                                       ===========       ===========     ===========      ==========

                                                          THREE  MONTHS  ENDED
                                       MARCH  31         JUNE  30        SEPT.  30        DEC.  31
                                       -----------       -----------     -----------      ----------
                                                (thousands of dollars, except per share amounts)
1993
Net sales                                  $34,943           $52,131         $53,438         $47,233
Gross profit                                $7,230           $10,922         $10,786          $7,143 (1)
Earnings(loss):
   Continuing Operations                      $245            $1,296          $1,573         ($7,753)
   Discontinued Operations                 ($1,407)          ($1,114)        ($2,857)       ($21,038)
   Cumulative effect of accounting
        change                              $2,733                 0               0               0
                                       -----------       -----------     -----------      ----------
      Net earnings (loss)                   $1,571              $182         ($1,284)       ($28,791)
                                       ===========       ===========     ===========      ==========
Earnings per share data:
Primary earnings  (loss) per
   common share:
      Continuing operations                 ($0.04)            $0.22           $0.29          ($1.97)
      Discontinued operations               ($0.34)           ($0.27)         ($0.70)         ($5.10)
      Cumulative effect
         of accounting change                $0.67             $0.00           $0.00           $0.00
                                       -----------       -----------     -----------      ----------
      Net earnings  (loss)                   $0.29            ($0.05)         ($0.41)         ($7.07)
                                       ===========       ===========     ===========      ==========

(1) Decrease in gross profit in the fourth quarter compared to the previous quarter is due primarily to increased raw material costs that could not be passed on via price increases.



                                      F37

15.  SALE OF VINYL BUSINESS

At a special meeting held March 7, 1995, the stockholders of Bird Corporation approved the sale by the Company and its wholly-owned subsidiary, Bird Incorporated, of substantially all of the assets that are related to Bird's vinyl business as conducted at its Bardstown, Kentucky facility to Jannock, Inc. for $47.5 million in cash (subject to certain adjustments downward) and the assumption of specified liabilities of the vinyl business. This transaction also includes an option to purchase the Company's interest in Kensington Partners for a purchase price of $2,780,000 which will net the Company up to an additional $1,390,000. Kensington Partners operates a vinyl window fabrication business in Leechburg, Pennsylvania.

The unaudited pro forma consolidated condensed balance sheet of the Company as of December 31, 1994 after giving effect to the exclusion of the vinyl business assets and liabilities and the use of proceeds from the sale of the vinyl business to reduce bank debt is as follows:

                      (000 Omitted, except per share data)

ASSETS                                            LIABILITIES & STOCKHOLDERS EQUITY
------                                            ---------------------------------
Current assets                 $ 32,988           Current liabilities       $ 13,901
Property and equipment           24,933           Other liabilities            8,825
Other assets                     16,053           Stockholders' equity        51,248
                               --------                                     --------
                               $ 73,974                                     $ 73,974
                               ========                                     ========

The unaudited pro forma results from continuing operations of the Company for the year ended December 31, 1994 after giving effect to the exclusion of the vinyl business operating results are as follows:

     Revenue                                                     $ 127,167,000
                                                                 =============

     Net loss                                                    $  (8,574,000)
                                                                 =============

     Net loss per common share                                   $       (2.15)
                                                                 =============


                                      F38

                                                                     SCHEDULE II


                       BIRD CORPORATION and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 1994


                                                   ADDITIONS
                                            -------------------------
                                            CHARGED OR    CHARGED OR
                               BALANCE      CREDITED TO   CREDITED TO                       BALANCE
                             DECEMBER 31,    COSTS AND       OTHER                        DECEMBER 31,
                                1993         EXPENSES       ACCOUNT     DEDUCTIONS           1994
                             ------------   -----------   -----------   ----------        ------------
Deducted from assets:

Allowance for
 doubtful accounts:

     Current                 $4,273,000     $  905,000    $100,000(a)   $(2,141,000)(b)   $3,137,000
                             ==========     ==========    ========      ===========       ==========

(a)  Represents the recovery of balances previously written off.

(b) Represents the allowance for doubtful accounts of businesses sold $540,000 and the uncollectible balances written off by a charge to reserve of $1,601,000.


                                      F39

                                                                     SCHEDULE II


                       BIRD CORPORATION and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 1993


                                                ADDITIONS
                                         -------------------------
                                         CHARGED OR    CHARGED OR
                            BALANCE      CREDITED TO   CREDITED TO                      BALANCE
                          DECEMBER 31,    COSTS AND     OTHER                         DECEMBER 31,
                             1992          EXPENSES      ACCOUNT       DEDUCTIONS        1993
                          -----------    -----------   -----------     ----------     ------------
Deducted from assets:

Allowance for
 doubtful accounts:

     Current              $ 2,978,000    $ 2,162,000   $    47,000(a)  $ (914,000)(b)  $ 4,273,000
                          ===========    ===========   ===========     ==========      ===========

(a)  Represents recovery of balances previously written off.

(b)  Uncollectible balances written off by a charge to reserve.


                                      F40

                                                                     SCHEDULE II


                       BIRD CORPORATION and Subsidiaries
                       VALUATION AND QUALIFYING ACCOUNTS
                          Year Ended December 31, 1992


                                                ADDITIONS
                                         -------------------------
                                         CHARGED OR    CHARGED OR
                            BALANCE      CREDITED TO   CREDITED TO                       BALANCE
                          DECEMBER 31,    COSTS AND       OTHER                        DECEMBER 31,
                             1991          EXPENSES      ACCOUNT       DEDUCTIONS          1992
                          -----------    -----------   -----------     ----------      ------------
Deducted from assets:

Allowance for
 doubtful accounts:

     Current              $ 1,235,000    $ 1,365,000    $ 1,347,000(a)  $ (969,000)(b)  $ 2,978,000
                          ===========    ===========    ===========     ==========      ===========

(a) Represents the allowance for doubtful accounts of businesses acquired $1,290,000 and the recovery of balances previously written off $57,000.

(b)  Uncollectible balances written off by a charge to reserve.


                                      F41

                                                                      EXHIBIT 11
                               BIRD CORPORATION
                  COMPUTATION OF EARNINGS PER COMMON SHARE (1)
           (Thousands of dollars, except share and per share amounts)

                                                                      YEAR ENDED DECEMBER 31,
                                                              1994            1993              1992
Primary earnings per share                                  ---------       ---------         ---------

  Earnings (loss) from continuing operations                   $1,083         ($1,908)           $5,664
  Deduct dividend requirements:
    Preferred stock                                               (30)            (30)              (30)
    Convertible preference stock                               (1,506)         (1,506)           (1,506)
                                                            ---------       ---------         ---------
  Net earnings (loss) from continuing operations                 (453)         (3,444)            4,128
  Net loss from discontinued operations                        (4,766)        (26,414)           (2,573)
                                                            ---------       ---------         ---------
  Net earnings (loss) applicable
   to common stock                                            ($5,219)       ($29,858)           $1,555
                                                            ---------       ---------         ---------
  Weighted average number of common
    shares outstanding (1)                                  3,992,251       4,097,999         4,009,832
  Assuming exercise of options reduced by
    the number of shares which could have
    been purchased with the proceeds from
    exercise of such options   (3)                                  0               0           131,613
                                                            ---------       ---------         ---------
  Weighted average number of common
    shares outstanding as adjusted                          3,992,251       4,097,999         4,141,445
                                                            ---------       ---------         ---------
  Primary earnings (loss) per common share:
    Continuing operations                                      ($0.11)         ($1.51)            $1.00
    Discontinued operations                                    ($1.20)         ($6.45)           ($0.62)
    Cumulative effect of accounting change                      $0.00           $0.67             $0.00
                                                            ---------       ---------         ---------

    Applicable to common stock                                 ($1.31)         ($7.29)            $0.38
                                                            ---------       ---------         ---------


                                     F42

                                                                      EXHIBIT 11
                                BIRD CORPORATION
                  COMPUTATION OF EARNINGS PER COMMON SHARE (1)
           (Thousands of dollars, except share and per share amounts)

                                                              YEAR ENDED DECEMBER 31,
                                                          1994              1993         1992
                                                        ---------        ---------     ---------
Fully diluted earnings per share (2)
  Earnings from (loss) continuing operations               $1,083          ($1,908)       $5,664
  Deduct dividend requirements of
    preferred stock                                           (30)             (30)          (30)
                                                        ---------        ---------     ---------
  Net earnings (loss) from continuing operations            1,053           (1,938)        5,634

  Net loss from discontinued operations                    (4,766)         (26,414)       (2,573)
                                                        ---------        ---------     ---------
  Net earnings (loss) applicable
   to common stock                                        ($3,713)        ($28,352)       $3,061
                                                        ---------        ---------     ---------

  Weighted average number of common
    shares outstanding (1)                              3,992,251        4,097,999     4,010,751
  Assuming exercise of options reduced by
    the number of shares which could have
    been purchased with the proceeds from
    exercise of such options                                    0                0        99,828
  Assuming conversion of convertible
    preference stock                                      731,955          731,955       731,955
                                                        ---------        ---------     ---------

  Weighted average number of common
    shares outstanding as adjusted                      4,724,206        4,829,954     4,842,534
                                                        ---------        ---------     ---------
  Fully diluted earnings (loss) per common share:
    Continuing operations                                   $0.22           ($0.97)        $1.16
    Discontinued operations                                ($1.01)          ($5.57)       ($0.53)
    Cumulative effect of accounting change                  $0.00            $0.67         $0.00
                                                        ---------        ---------     ---------

    Applicable to common stock                             ($0.79)          ($5.87)        $0.63
                                                        ---------        ---------     ---------



(1) See Note 1 of Notes to Consolidated Financial Statements.

(2) These calculations are submitted in accordance with Securities Exchange Act of 1934, Release No. 9083, although in certain instances, it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

(3) APB 15 paragraph 30 indicates computation of primary earnings per share should not give effect to common stock equivalents if their inclusion has the effect of decreasing the loss per share amount otherwise computed or is anti-dilutive


                                     F43

                                                                      EXHIBIT 22

                                BIRD CORPORATION


Significant Subsidiaries:

All subsidiaries are majority owned and are included in the Consolidated Financial Statements.




                                                                      STATE IN WHICH
                                                                 INCORPORATED OR ORGANIZED
                                                                 -------------------------
Bird Incorporated                                                         Massachusetts


Bird Environmental Gulf Coast, Inc.                                       Texas


Bird Environmental Technologies, Inc. (F/K/A                              Delaware
  Bird Environmental Systems and Services, Inc.)


Bird-Kensington Holding Corporation                                       Delaware


                                      F44

                                                                  EXHIBIT 23 (a)





                       CONSENT OF INDEPENDENT ACCOUNTANTS





We hereby consent to the incorporation by reference in the Prospectuses constituting part of these Registration Statements on Form S-3 (No. 33-44475); Form S-4 (No. 33-44403) and Forms S-8 (Nos. 33-36304, 33-67826, 33-67828 and
33-36305) of our report dated March 8, 1995; appearing on Page F2 of Bird Corporation's Form 10-K for the year ended December 31, 1994.





/s/ Price Waterhouse LLP
Boston, Massachusetts
March 24, 1995





                                      F45

                                                                   EXHIBIT 23(B)





                       CONSENT OF INDEPENDENT ACCOUNTANTS


        We hereby consent to the incorporation by reference in the Prospectuses constituting part of these Registration Statements on Form S-3 (No. 33-44475); Form S-4 (No. 33-44403) and Forms S-8 (Nos. 33-36304, 33-67826, 33-67828 and
33-36305) of our report dated February 10, 1995; appearing on Page F3 of Bird Corporation's Form 10-K for the year ended December 31, 1994.

/s/ Alpern, Rosenthal & Company

Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania

March 24, 1995




                                     F46

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                         COMBINED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                     FOR THE YEARS ENDED DECEMBER 31, 1994
                      AND 1993 AND THE PERIOD JULY 1, 1992
                        (INCEPTION) TO DECEMBER 31, 1992

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                         COMBINED FINANCIAL STATEMENTS

            ________________________________________________________

               FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993 AND
            THE PERIOD JULY 1, 1992 (INCEPTION) TO DECEMBER 31, 1992
            ________________________________________________________

                               TABLE OF CONTENTS


                                                                                             PAGE
                                                                                             ----
FINANCIAL STATEMENTS

   Independent Auditors' Report                                                                2

   Combined Balance Sheets                                                                     3

   Combined Statements of Operations and Partners' Capital (Deficit)                           4

   Combined Statements of Cash Flows                                                         5 - 6

   Notes to the Combined Financial Statements                                                7 - 19


SUPPLEMENTAL INFORMATION

   Independent Auditors' Report on Financial Statement Schedule                                20

   Financial Statement Schedule II                                                             21

                          INDEPENDENT AUDITORS' REPORT


TO THE PARTNERS
KENSINGTON PARTNERS AND AFFILIATE
Leechburg, Pennsylvania

         We have audited the accompanying combined balance sheets of Kensington Partners and Affiliate (Joint Venture Partnerships) as of December 31, 1994 and 1993 and the related combined statements of operations and changes in partners' capital (deficit), and cash flows for the years ended December 31, 1994 and 1993 and the period from July 1, 1992 (Inception) to December 31, 1992. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Kensington Partners and Affiliate as of December 31, 1994 and 1993, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993 and the period from July 1, 1992 (Inception) to December 31, 1992, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that Kensington Partners and Affiliate will continue as going concerns. As discussed in Note 2 to the financial statements, the Companies have incurred significant operating losses and current liabilities exceed current assets. Those conditions, among others, raise substantial doubt about the Companies' ability to continue as going concerns. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania


February 10, 1995

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                            COMBINED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                                             1994                 1993
--------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                                              $    55,655         $    15,518
   Accounts receivable
       Trade - net of allowance for doubtful
        accounts of $323,000 in 1994
        and $195,000 in 1993 - Note 3                                                  1,742,715           2,763,207
       Related parties - Note 13B                                                      1,286,189           1,231,094
   Inventories - Note 4                                                                1,875,584           2,956,397
   Prepaid expenses                                                                       79,862             134,320
                                                                                     -----------         -----------



             TOTAL CURRENT ASSETS                                                      5,040,005           7,100,536
                                                                                     -----------         -----------



PROPERTY AND EQUIPMENT - At cost - net of
 accumulated depreciation of $1,139,398 and $642,433
 as of December 31, 1994 and 1993 - Note 5                                             3,136,639           2,870,341
                                                                                     -----------         -----------



OTHER ASSETS
   Other receivables - related party - net of
    allowance - Note 13E                                                                 306,386             100,000
   Other assets - Note 6                                                                 371,249           1,277,233
                                                                                     -----------         -----------

                                                                                         677,635           1,377,233
                                                                                     -----------         -----------



             TOTAL ASSETS                                                            $ 8,854,279         $11,348,110
                                                                                     ===========         ===========





    The accompanying notes are an integral part of these combined financial statements.

--------------------------------------------------------------------------------------------------------------------
                                                                                        1994               1993
--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
   Demand notes payable - Note 7                                                     $ 1,628,302         $ 2,245,580
   Current maturities of capital lease
    obligations and long-term debt - Note 8                                              312,023             415,500
   Accounts payable
       Trade                                                                           2,485,977           3,927,881
       Related parties - Note 13A                                                      3,654,990           2,729,235
   Accrued expenses - Note 9                                                           1,640,238             754,095
                                                                                     -----------         -----------

             TOTAL CURRENT LIABILITIES                                                 9,721,530          10,072,291
                                                                                     -----------         -----------

LONG-TERM LIABILITIES
   Capital lease obligations and long-term debt -
    net of current maturities - Note 8                                                   807,012           1,096,480
   Accounts payable - trade - long-term                                                  354,636                -
   Other long-term liabilities - related parties -
    Notes 13D and 13E                                                                    126,314             374,865
                                                                                     -----------         -----------


             TOTAL LONG-TERM LIABILITIES                                               1,287,962           1,471,345
                                                                                     -----------         -----------


             TOTAL LIABILITIES                                                        11,009,492          11,543,636


PARTNERS' DEFICIT                                                                     (2,155,213)           (195,526)


COMMITMENTS AND CONTINGENCIES - Note 12                                                     -                   -
                                                                                     -----------         -----------


             TOTAL LIABILITIES AND PARTNERS' DEFICIT                                 $ 8,854,279         $11,348,110
                                                                                     ===========         ===========

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

       COMBINED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL (DEFICIT)

------------------------------------------------------------------------------------------------------------------
                                                                                                  FROM INCEPTION -
                                                                         YEAR                       JULY 1, 1992
                                                           ----------------------------------     ----------------
FOR THE PERIODS ENDED DECEMBER 31                             1994                 1993                 1992
------------------------------------------------------------------------------------------------------------------
NET SALES (related parties - 1994 - 26%,
 1993 - 34%, 1992 - 33%)                                   $24,180,093            $21,169,467         $10,091,187

COST OF GOODS SOLD (purchased
 from related parties - 1994 - 28%,
 1993 - 27%, 1992 - 25%)                                    22,863,159             19,785,555           7,946,321
                                                           -----------            -----------         -----------

             GROSS PROFIT                                    1,316,934              1,383,912           2,144,866

OPERATING EXPENSES (related parties -
 1994 - 11%, 1993 - 23%, 1992 - 17%)                         5,346,966              6,012,508           2,079,567
                                                           -----------            -----------         -----------

             INCOME (LOSS) FROM OPERATIONS                  (4,030,032)            (4,628,596)             65,299
                                                           -----------            -----------         -----------

OTHER INCOME (EXPENSE)
   Interest expense                                           (289,638)              (155,452)            (31,371)
   Income (loss) from equity investment                          3,468                (69,578)               -
   Provision for doubtful accounts                            (595,417)              (202,154)            (45,842)
   Tax penalties                                              (199,872)                  -                   -
   Other expense - net                                        (198,186)              (193,647)            (24,157)
                                                           -----------                -------         -----------

             TOTAL OTHER EXPENSE                            (1,279,645)              (620,831)           (101,370)
                                                           -----------                -------         -----------

             NET LOSS                                       (5,309,677)            (5,249,427)            (36,071)

PARTNERS' CAPITAL (DEFICIT) - Beginning
 of year                                                      (195,526)             4,453,901                   -

   Capital Contributions                                     3,349,990                600,000           4,489,972
                                                           -----------               --------         -----------

PARTNERS' CAPITAL (DEFICIT) - End of year                 ($ 2,155,213)             ($195,526)        $ 4,453,901
                                                           ===========               ========         ===========


    The accompanying notes are an integral part of these combined financial statements.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                       COMBINED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                                                                  FROM INCEPTION -
                                                                        YEAR                        JULY 1, 1992
                                                          ------------------------------------    ----------------
FOR THE PERIODS ENDED DECEMBER 31                             1994                 1993                 1992
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
   Net loss
                                                          ($ 5,309,677)          ($ 5,249,427)       ($    36,071)
   Adjustments for noncash items
    included in net loss:
       Depreciation and amortization                           763,183                540,921             224,726
       (Income) loss from equity investment                     (3,468)                68,578                -
       Working capital changes (below)                       2,818,892              3,269,036            (880,230)
                                                           -----------            -----------         -----------

             NET CASH USED FOR
              OPERATING ACTIVITIES                          (1,731,070)            (1,370,892)           (691,575)
                                                           -----------            -----------         -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
   Purchase of property and equipment                          (38,222)              (132,650)            (37,527)
   Proceeds from sale of equipment                              81,430                   -                   -
   Other assets                                                (98,273)              (280,508)            (59,373)
   Other receivables - related parties                          18,723               (100,000)               -
                                                           -----------            -----------         -----------

             NET CASH USED FOR
              INVESTING ACTIVITIES                             (36,342)              (513,158)            (96,900)
                                                           -----------            -----------         -----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
   Cash contributed by the
    partners - Note 10                                       2,825,000                600,000           2,835,305
   Reduction in payables to
    Jones & Brown - Note 10                                       -                      -             (2,800,000)
   Demand notes payable                                       (617,278)             1,335,000             910,580
   Proceeds from long-term debt                                169,706                 34,107                -
   Payments on long-term debt                                 (631,082)              (399,543)           (133,692)
   Other long-term liabilities -
    related parties                                             61,203                306,286                -
                                                           -----------            -----------         -----------

             NET CASH PROVIDED BY
              FINANCING ACTIVITIES                           1,807,549              1,875,850             812,193
                                                           -----------            -----------         -----------
INCREASE (DECREASE) IN CASH                                     40,137                 (8,200)             23,718

CASH - Beginning of year                                        15,518                 23,718                -
                                                           -----------            -----------         -----------

CASH - End of year                                         $    55,655            $    15,518         $    23,718
                                                           ===========            ===========         ===========


    The accompanying notes are an integral part of these combined financial statements.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                 COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

------------------------------------------------------------------------------------------------------------------
                                                                                                  FROM INCEPTION -
                                                                        YEAR                        JULY 1, 1992
                                                           ----------------------------------     ----------------
FOR THE PERIODS ENDED DECEMBER 31                             1994                 1993                 1992
------------------------------------------------------------------------------------------------------------------
                                           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                   $   255,304            $   152,341         $    29,438
                                                           ===========            ===========         ===========

                                              NONCASH INVESTING AND FINANCING ACTIVITIES

Capital lease and debt obligations
 incurred for acquisition of equipment                     $    68,431            $ 1,502,028         $    34,379
                                                           ===========            ===========         ===========

Partners' capital contribution of inventory                $   399,990            $      -            $      -
                                                           ===========            ===========         ===========

Liability to related party
 contributed to capital                                    $   125,000            $      -            $      -
                                                           ===========            ===========         ===========

                                                WORKING CAPITAL (INCREASES) DECREASES

Accounts receivable
   Trade
                                                           $ 1,020,492           ($ 1,210,178)        $   268,123
   Related parties                                            (280,204)               (13,661)           (416,137)
Inventories
                                                             1,480,803               (921,219)           (189,952)
Other current assets and
 liabilities                                                   940,601                520,199             108,386
Accounts payable
   Trade
                                                            (1,087,268)             2,825,082          (1,263,416)
   Related parties                                             744,468              2,068,813             612,766
                                                           -----------            -----------         -----------

       INCREASE (DECREASE) IN
        WORKING CAPITAL                                    $ 2,818,892            $ 3,269,036           ($880,230)
                                                           ===========            ===========         ===========


    The accompanying notes are an integral part of these combined financial statements.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.   PRINCIPLES OF COMBINATION

            The accompanying combined financial statements include the accounts of Kensington Partners (KP), combined with the accounts of North American Installations Company (NAICO). NAICO is owned 100% by common owners of KP. All significant intercompany balances and transactions have been eliminated in the preparation of the combined financial statements. The combined group is herein referred to as "the Companies".

            KP is a joint venture partnership formed by ZES, Inc. (formerly Kensington Manufacturing Company) (ZES) and Bird-Kensington Holding Corp., an indirect subsidiary of Bird Corporation (Bird). NAICO was formed in May 1993, as a joint venture partnership, and ceased operations in 1994.


       B.   NATURE OF BUSINESS

            Kensington Partners operates in one principal industry segment:
       the manufacture of vinyl replacement windows for wholesalers and home remodelers. The Partnership grants credit to its customers, substantially all of which are retail and wholesale resellers of windows located in the eastern half of the United States.

            NAICO was an exclusive installer of KP windows for a significant customer of KP, a retail seller of windows to end users, which has sales throughout the United States. The installation of the windows has been transferred to the customer that purchases the windows.

       C.   CASH AND CASH EQUIVALENTS

            Interest-bearing deposits and other investments with original maturities of three months or less are considered cash equivalents. At December 31, 1993, the Companies had an overdraft position of approximately $345,000, at a bank, caused by outstanding checks. The overdraft was included in accounts payable.

       D.   ACCOUNTS RECEIVABLE

            The Companies provide for estimated losses on uncollectible accounts receivable based on historical data and management's evaluation of individual accounts receivable balances at the end of the year.

                       KENSINGTON PARTNERS AND AFFILIATE
                         (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       E.   INVENTORIES

            The Companies value all of its inventories at the lower of cost or market. Raw materials are determined on the last-in, first-out (LIFO) method. Work-in-process and finished goods inventories are determined on a first-in, first-out (FIFO) method.

       F.   DEPRECIATION

            Depreciation is computed by the straight-line method at rates intended to distribute the cost of the assets over their estimated useful lives. Property under capital lease is being amortized over the life of the lease in accordance with generally accepted accounting principles. Rates used by principal classifications are as follows:

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

       H.   PRODUCT WARRANTIES

            The Companies provide an accrual for future warranty costs based upon actual claims experience. The warranties are limited and provide for parts and/or labor based upon the type of window sold.

       I.   INCOME TAXES

            The Companies are being treated as partnerships for Federal and state income tax purposes. Under the Internal Revenue Code provisions for partnerships, the partners reflect their proportionate share of the Companies' taxable income or loss on their respective income tax returns, and the Companies are not liable for income taxes.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       J.  RECLASSIFICATION

            Certain reclassifications were made to the amounts previously reported for December 31, 1993 and 1992 to conform with the 1994 classifications.

NOTE 2 - OPERATIONS AND LIQUIDITY

       The Companies' combined financial statements have been presented on the basis that they are going concerns, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Companies incurred net losses of approximately $5,310,000 and negative cash flows from operations of $1,731,000 for 1994. At December 31, 1994, the balance sheet reflects an excess of current liabilities over current assets of $4,682,000, and a net capital deficiency of $2,155,000.

       In addition, a lease agreement (Note 12A) is in default as a result of late payments being made and certain payroll and sales taxes are delinquent. (Note 9.)

       Management believes the above mentioned losses and the associated balance sheet deficiencies are a result of adding new products in 1993 which required different manufacturing processes and a significant increase in orders, which put strain on the existing systems. The combination of the above resulted in manufacturing inefficiencies, low asset performance, excessive delivery costs and inadequate management information.

       During 1993, the Companies embarked on a program to correct the problems associated with operations. Management believes that the major components of the plan have been achieved in 1994 and that the effect of addressing and correcting these problems during 1994 will have a positive impact on 1995 operating results.

       During the first quarter of 1995, KP has secured price increases from a majority of its customers and negotiated a price reduction from a major vendor. In addition, KP continues on a program to increase productivity, which includes: simplifying product lines, improving plant layout, management training and investing in labor saving equipment. KP has also begun a sales program to broaden its customer base.

       The outcome of the uncertainties discussed above cannot be predicted at this time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Companies be unable to continue in existence.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - ACCOUNTS RECEIVABLE

       At December 31, 1994 and 1993, accounts receivable - trade from three customers were approximately 67% and 73% of trade receivables, respectively. Sales to these unrelated customers comprised 67% and 51% of total sales for the years ended December 31, 1994 and 1993, respectively.

       Sales to one unrelated customer comprised 30% of total sales for the period ended December 31, 1992.

NOTE 4 - INVENTORIES

       Inventories at December 31, 1994 and 1993 are as follows:

                                                                                       1994                  1993
                                                                                       ----                  ----
            Raw materials                                                            $  950,893            $1,536,349
            Allowance to state raw materials at LIFO cost                               (39,005)              (30,524)
                                                                                     ----------            ----------

            Raw materials at LIFO cost                                                  911,888             1,505,825
            Work-in-process                                                             648,987             1,030,514
            Finished goods                                                              314,709               420,058
                                                                                     ----------            ----------

                 Total Inventories                                                   $1,875,584            $2,956,397
                                                                                     ==========            ==========

NOTE 5 - PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1994 and 1993 are as follows:

                                                                                       1994                  1993
                                                                                       ----                  ----
            Equipment under capital leases - Note 8                                 $1,785,817            $1,025,563
            Warehouse and manufacturing equipment                                    1,715,676             1,621,784
            Furniture and fixtures                                                     290,258               290,258
            Leasehold improvements                                                     419,791               419,791
            Transportation equipment                                                    64,495               155,378
                                                                                    ----------            ----------

                                                                                     4,276,037             3,512,774
            Less:  Accumulated depreciation                                          1,139,398               642,433
                                                                                    ----------            ----------
                 Total Property and Equipment                                       $3,136,639            $2,870,341
                                                                                    ==========            ==========

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - OTHER ASSETS
      Other assets at December 31, 1994 and 1993 are as follows:

                                                                                       1994                   1993
                                                                                       ----                   ----
            Deposits                                                               $  199,838             $  816,638
            Sample windows                                                             89,965                152,324
            Marketing supplies inventory                                                 -
                                                                                                             119,489
            Other assets                                                               81,446                188,782
                                                                                   ----------             ----------

                                                                                   $  371,249             $1,277,233
                                                                                   ==========             ==========

       Deposits at December 31, 1993 consist primarily of deposits on equipment purchases.

NOTE 7 - DEMAND NOTES

       On June 15, 1994, KP entered into a financing/factoring agreement with a lending institution to sell, on an ongoing basis, up to 80% or $2,500,000, whichever is less, of acceptable trade accounts receivable. All accounts receivable that remain unpaid after 90 days of the purchase by the lender are subject to recourse at the lender's discretion. KP may, at any time, repurchase the accounts receivable sold. The agreement, which expires on June 15, 1995, is subject to automatic renewal for a six month period, unless notice of nonrenewal is given by either party. The loan was funded with $1,000,000, at which time the Companies' line of credit was paid in full (see below).

       Under the terms of this agreement, fees ranging from 1% to 3 1/2% are based on the number of days to collect the trade receivable, with a guaranteed minimum monthly fee of $5,000. In addition, interest is charged on any amounts advanced under the agreement, at the rate of prime (8 1/2% at December 31, 1994) plus 1 1/2%. Under the terms of this agreement, Bird has guaranteed $1,250,000 of this debt.

       The amount outstanding under this agreement, included in the accompanying balance sheet at December 31, 1994, is net of a $150,000 cash reserve held by the lending institution.

       Prior to June 15, 1994, the Companies had a line-of-credit, with maximum borrowings of $2,500,000. Interest was payable monthly at the bank's basic rate plus 1% (see below). The borrowings on the line were collateralized by substantially all the assets of the Companies. The line was guaranteed by the partners of the Companies.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - DEMAND NOTES (CONTINUED)

       In early 1994, the bank cited defaults under the line of credit agreement and made demand for payment. Based on agreements between the Companies and the bank in February and April, 1994, the bank agreed to forebear collection and set a final due date of August 31, 1994. In addition, the interest rate was changed to the bank's basic rate plus 3%. Bird was required to put up $750,000 as additional collateral, which was later applied to the line. Bird was also required to make additional payments totaling $1,200,000. The payments by Bird were recorded as capital contributions to the partnership.

NOTE 8 - CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT

       The following is a schedule by years of future minimum lease payments under capital leases and installment notes together with the present value of the net minimum lease payments and note payments as of December 31, 1994:

                  1995                                                                         $  332,000
                  1996                                                                            287,000
                  1997                                                                            278,000
                  1998                                                                            334,000
                                                                                               ----------

                     Net minimum lease payments                                                 1,231,000

              Less: Amount representing interest                                                  158,000
                                                                                               ----------
                     Present value of net minimum lease payments                                1,073,000
              Long-term debt principal payments - all due
               within one year                                                                     46,000
                                                                                               ----------
                     Net obligations under capital leases and notes payable                     1,119,000

              Less: Current portion                                                               312,000
                                                                                               ----------

                  Long-term obligations under capital leases and notes payable                 $  807,000
                                                                                               ==========

       The partners have guaranteed substantially all of the above lease obligations.

       Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease. The following is an analysis of the Companies' assets under capital lease obligations, included in property and equipment (Note 5), at December 31, 1994 and 1993:

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT (CONTINUED)

                                                                                       1994                  1993
                                                                                       ----                  ----
       Warehouse and manufacturing equipment                                       $1,624,677             $  840,422
       Transportation equipment                                                       161,140                185,141
                                                                                   ----------             ----------

                                                                                    1,785,817              1,025,563
       Manufacturing equipment under capital lease,
        not yet placed in service - included
        in deposits (Note 6)                                                             -                   764,640
                                                                                   ----------             ----------

                                                                                    1,785,817              1,790,203
       Less:  Accumulated amortization                                                290,729                128,976
                                                                                   ----------             ----------

                  Total                                                            $1,495,088             $1,661,227
                                                                                   ==========             ==========


NOTE 9 - ACCRUED EXPENSES

       Accrued expenses at December 31, 1994 and 1993 are as follows:

                                                                                        1994                  1993
                                                                                        ----                  ----
       Accrued and withheld payroll and payroll taxes (Note 2)                      $  575,500            $  423,855
       Accrued and collected sales taxes (Note 2)                                      502,415                42,478
       Accrued tax penalties and interest                                              239,219                  -
       Accrued vacation                                                                155,510               143,717
       Accrued real estate taxes                                                       105,932                  -
       Other accrued expenses                                                           61,662               144,045
                                                                                    ----------            ----------

                Total Accrued Expenses                                              $1,640,238            $  754,095
                                                                                    ==========            ==========

NOTE 10 - PARTNERS' CAPITAL

       Effective July 1, 1992, ZES entered into an agreement with Bird through one of Bird's indirect subsidiaries to form a joint venture partnership, Kensington Partners (KP), for the purpose of manufacturing and selling custom windows, a business previously conducted by ZES. ZES' capital contribution to KP consisted of all of its assets subject to certain of its liabilities, including $2,800,000 owed to Jones and Brown, Inc. (J&B), a related party. Bird's capital contribution consisted of $2,800,000, in cash, which was used to pay off the amount owed by KP to J&B, subsequent to the inception of the Partnership. The net assets contributed by ZES were $1,689,000.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - PARTNERS' CAPITAL (CONTINUED)

       During 1994, the partners entered into an agreement to restructure the partnership agreement of KP and to make capital contributions. Each partner's ownership percentage is to be adjusted plus or minus 2% for each $50,000 of capital contributed or collateral provided on the bank loan, but in no event should a partner be diluted below 10%. A diluted partner is entitled to cure any shortfall between its capital account and the other partner's capital account by contributing the capital necessary to equalize each partner's capital account by the later of December 31, 1994 or six months from the date of the last capital contribution (August 1994) made on or before December 31, 1994.

       Pursuant to the agreement, Bird contributed $2,700,000 in cash, including payments on debt (Note 7), and $150,000 of inventory. ZES has contributed $250,000 in cash and $250,000 of inventory. Accordingly, the ownership percentages for Bird and ZES at December 31, 1994 are 90% and 10%, respectively.

       In addition to the capital contributed, the partners have advanced various amounts of working capital during 1994 (Note 13).

       In September 1994, Bird entered into an sales agreement with Jannock, Inc. to sell all of the assets of a wholly owned subsidiary, Bird Incorporated. The sales agreement contains an option for Jannock to purchase Bird's interest in Kensington Partners for $2,780,000. In addition to the purchase price, Jannock would assume all of Bird's obligations under various security agreements. The option, which expires on April 7, 1995, is subject to Bird fulfilling its obligations under the partnership agreement.

Subsequent to December 31, 1994, Bird advanced KP approximately $524,000.

NOTE 11 - RETIREMENT PLANS

       KP participates in a multi-employer defined benefit pension plan for the electrician's union employees. Plan contributions are determined by the union labor agreement. Management has not expressed any intent to terminate its participation in this plan. KP contributed approximately $191,000, $163,000 and $60,000 to this plan during the periods ended December 31, 1994, 1993 and 1992, respectively.

       The Companies also sponsors an executive retirement plan. Under the provisions of the plan certain key employees may elect, at their discretion, to contribute to the plan. The Companies provide a matching contribution of one half of all employee contributions up to a maximum of 3% of gross compensation. Contributions are used to purchase variable rate annuities.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 - RETIREMENT PLANS (CONTINUED)

       Additional benefits under this plan include proceeds from life insurance policies owned by KP or the cash value upon termination of employment. The Companies' contributions to this plan were not material for the years ended December 31, 1994 and 1993. The plan was not in effect during 1992.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

       A.   OPERATING LEASES

            The Companies lease various operating facilities from related and unrelated parties and transportation equipment from unrelated parties under various operating leases. Rent expense for the period ended December 31, 1994, 1993 and 1992 is as follows:

                                                                 1994                   1993                  1992
                                                                 ----                   ----                  ----
            Facilities leases - primarily
             related party                                   $  285,000            $  263,000             $  128,000
            Transportation equipment                            133,000                67,000                 48,000
                                                             ----------            ----------             ----------
                                                             $  418,000            $  330,000             $  176,000
                                                             ==========            ==========             ==========

            The following are the approximate future minimum operating lease payments at December 31, 1994, substantially all of which are due to a related party:

            YEAR ENDING
            DECEMBER 31                                                                                      AMOUNT
            -----------                                                                                      ------
                  1995                                                                                    $  239,000
                  1996                                                                                       227,000
                  1997                                                                                       215,000
                  1998                                                                                       215,000
                  1999                                                                                       215,000
              Thereafter                                                                                   1,280,000
                                                                                                          ----------
            Total minimum lease payments                                                                  $2,391,000
                                                                                                          ==========

            KP is currently in default on its lease for its primary operating facility as a result of not making the required rent payments as they became due. Rent of approximately $237,000 and $66,000, due a related party, has been accrued in the accompanying balance sheets at December 31, 1994 and 1993, respectively. Based upon the current payment plan, approximately $61,000 of the accrued rent at December 31, 1994 is included in other long-term liabilities - related parties.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

       B.   PURCHASE COMMITMENTS (CONTINUED)

            KP and Bird have entered into a supply agreement which requires KP to purchase specified quantities of raw materials from Bird beginning in 1993 and ending in the year 2002. Minimum purchases for the next five years are 1995, $900,000; 1996, $1,100,000; 1997, $1,300,000; and 1998
       and 1999, the greater of $1,300,000 or actual amounts purchased in 1997. The agreement includes penalties for shortfalls in purchases on a per year basis. Shortfalls can be offset with credits from years when excess volume is purchased.

            KP and Domken Plastics (Note 13A) have entered into a supply agreement which requires KP to purchase $2,500,000 of raw materials, annually, through 1999. The agreement includes penalties for shortfalls in total purchases over the term of the agreement.

       C.   SUPPLY AGREEMENTS

            KP has entered into a supply agreement with a customer that primarily purchases through Quantum II Partners (Notes 12D and 13E).
       The agreement requires KP to provide not less than 90% of the customer's total requirement of Quantum II vinyl replacement windows (Note 12D).

       D.   LITIGATION

            On September 13, 1994, a complaint was filed in Middlesex Superior Court by the other 50% owner of Quantum II Partners (Note 13E) and others, including Quantum II Partners (collectively, the plaintiffs), against Kensington Partners and Quantum II Partners (collectively, the defendants). The plaintiffs allege various breaches of contract on the part of the defendants including breach of a partnership agreement, a supply agreement (Note 12C) and an employment agreement along with other complaints under the Massachusetts Unfair Trade Practices Act. The plaintiffs are seeking relief of actual damages in an unspecified amount and a doubling or trebling of such damages as provided in the Unfair Trade Practices Act. KP believes that the claims filed by the plaintiffs have no merit and denies any liability.

            On October 4, 1994, the defendants filed a complaint in Federal Court alleging various breaches of contract by the plaintiffs and seeking collection of outstanding balances due to the Company from the plaintiffs of approximately $560,000, included in accounts receivable - trade.

            No answers have been filed in these actions because the parties are involved in settlement negotiations. With respect to the litigation filed by KP for the collection of the 1994 balances receivable, management estimates that some loss may occur and has recorded its estimate of possible loss as an allowance for doubtful accounts.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        D.  LITIGATION (CONTINUED)

            The Company anticipates that a settlement agreement will be achieved, as currently contemplated. If the matter is not settled, and goes to trial, management believes that the ultimate loss, if any, will not exceed the amounts recorded.

NOTE 13 - RELATED PARTY TRANSACTIONS

       The Companies have entered into various transactions with related parties during the years ended December 31, 1994, 1993 and the period July 1, 1992 (Inception) to December 31, 1992. The transactions are as follows:

       A.   PURCHASES AND PAYABLES

            The Companies have purchases for raw materials, advertising services, and commissions from the following related parties as of and for the periods ended December 31, 1994, 1993 and 1992:

                                                                                   PURCHASES
                                                                                   ---------
                                                                 1994                 1993                  1992
                                                                 ----                 ----                  ----
                Vinyl Division of Bird, Inc.                 $2,862,000            $2,053,000             $   85,000
                Domken Plastics Limited (DPL)                $3,616,000            $2,964,000             $9,760,000
                Quantum II Partners (see below)              $  200,000            $  440,000             $     -
                Design Matrix, Inc. (DMI) -
                 Advertising                                 $     -               $  147,000             $   53,000

            Accounts payable to related parties at December 31,1994 and 1993 are as follows:

                                                                                           ACCOUNTS PAYABLE
                                                                                           ----------------
                                                                                       1994                  1993
                                                                                       ----                  ----
                Bird, Inc.                                                         $1,947,000             $1,219,000
                Domken Plastics Limited (DPL)                                       1,436,000              1,210,000
                Quantum II (Notes 12D and 13E)                                         16,000                163,000
                Other related parties                                                 256,000                138,000
                                                                                   ----------             ----------

                                                                                   $3,655,000             $2,730,000
                                                                                   ==========             ==========

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

       A.   PURCHASES AND PAYABLES (CONTINUED)

            DMI and DPL are related through common ownership with ZES.

            A stockholder of ZES was compensated approximately $143,000 and $105,000 during the year ended December 31, 1993 and the six months ended December 31, 1992, respectively, for services rendered in assisting with the acquisition of raw materials from DPL. At December 31, 1993, approximately $48,000 was due to the stockholder. In addition, J&B was also compensated $86,000 during 1993 for similar services.

            Any compensation for services discussed above was reimbursed directly by DPL to ZES for the year ended December 31, 1994.

            Fees from J&B for computer software support of approximately $144,000 were charged to operations for the year ended December 31, 1994.

       B.   SALES AND RECEIVABLES

            The Companies had sales to Jones & Brown, Inc. (J&B), a related party through common ownership with ZES, of approximately $5,890,000, $7,255,000 and $3,327,000 for 1994, 1993 and 1992, respectively. In addition, the Companies had sales to other related parties of approximately $471,000 for 1994. Accounts receivable from related parties are as follows as of December 31, 1994 and 1993:

                                                                                        1994                  1993
                                                                                        ----                  ----
                  J&B                                                              $1,174,000             $  987,000
                  Quantum II Partners (Note 13E)                                         -
                                                                                                             225,000
                  Other                                                               112,000                 19,000
                                                                                   ----------             ----------

                     Total                                                         $1,286,000             $1,231,000
                                                                                   ==========             ==========

       C.   RENTS

            KP rents facilities from related parties (Note 12).

       D.   MANAGEMENT FEES

            Management fees of approximately $488,000 and $224,000 were paid to J&B under a management contract for the year ended December 31, 1993 and the six months ended December 31, 1992, respectively. The management agreement was terminated effective December 31, 1993.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (Joint Venture Partnerships)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

       D.   MANAGEMENT FEES (CONTINUED)

            In addition, a management fee of approximately $181,000 for 1993 was due to Bird at December 31, 1993. The amount is included in the accompanying combined balance sheets in other long-term liabilities.

       E.   OTHER

            Kensington Partners owns a 50% equity investment in Quantum II Partners (Note 12D). Quantum II was formed during 1993 to be the exclusive marketing representative to sell Quantum II replacement windows manufactured by KP. Quantum II Partners reported a net partnership deficit of approximately $130,000 and $138,000 for 1994 and 1993, respectively. KP has reflected its share of Quantum's excess of liabilities over assets in other long-term liabilities.

            At December 31, 1994, approximately $306,000 due from Quantum II is included in other receivables - related parties. This amount is net of an allowance for doubtful accounts of $65,000.

            During the year ended December 31, 1993, KP advanced Quantum II $377,000. At December 31, 1993, the remaining advance due to KP was approximately $325,000, of which $100,000 was included in other assets as a note receivable. The remaining balance was included in accounts receivable (Note 13B).

            Included in other long-term liabilities as of December 31, 1993 is $125,000 due to a stockholder of ZES. Subsequent to December 31, 1993, the amount was transferred by the stockholder to ZES and then contributed by ZES to KP's capital (Note 10).

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE




TO THE PARTNERS
KENSINGTON PARTNERS AND AFFILIATE
Leechburg, Pennsylvania



       We have audited the combined financial statements of Kensington Partners and Affiliate as of December 31, 1994 and 1993 and for the years ended December 31, 1994 and 1993 and the period from July 1, 1992 (Inception) to December 31, 1992, and have issued our report thereon dated February 10, 1995. In connection with our audits of these financial statements, we audited financial statement schedule II. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




/s/ Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
February 10, 1995

                       KENSINGTON PARTNERS AND AFFILIATE

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1994 and 1993 and the
              Period July 1, 1992 (Inception) to December 31, 1992





                                                                       Additions

                                                   Balance      Charged to     Charged to                       Balance
                                                  beginning      cost and        other           Deduc-         at end
                                                   of year       expenses       accounts        tions(1)        of year
                                                  ---------     ----------     ----------       --------        -------
YEAR ENDED DECEMBER 31, 1994:
     Allowance for doubtful accounts              $195,000       $595,000       $   -           $402,000       $388,000
                                                  ========       ========       ========        ========       ========

YEAR ENDED DECEMBER 31, 1993:
     Allowance for doubtful accounts              $ 66,000       $202,000       $   -           $ 73,000       $195,000
                                                  ========       ========       ========        ========       ========

PERIOD JULY 1, 1992 (INCEPTION)
 TO DECEMBER 31, 1992:
     Allowance for doubtful accounts              $ 59,000       $ 46,000       $   -           $ 39,000       $ 66,000
                                                  ========       ========       ========        ========       ========

(1)       Uncollectible accounts written off.