Form 10-Q
period 1995-03-31
BIRD CORP
filed 1995-05-12
CIK 12245

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---- SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1995
                               -----------------------------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------

Commission file number    0-828
                       -------------------------------------------------

                           BIRD CORPORATION
- ------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                       04-3082903
- ------------------------------------------------------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

980 Washington Street  Dedham, MA                        02026
- ------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(617) 461-1414
- ------------------------------------------------------------------------
       (Registrant's telephone number, including area code)


- ------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed, since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No
                                                 -----      -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED
                       IN BANKRUPTCY PROCEEDINGS DURING
                          THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes         No
                            -----      ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1995. 4,107,874 shares.

                               BIRD CORPORATION
                               ----------------


                                    INDEX



                                                            PAGE NO.
                                                            --------
Part I.   Financial Information:

Consolidated Balance Sheets
   March 31, 1995 and December 31, 1994   .................     2

Consolidated Statements of Operations for the
  Three Months Ended March 31, 1995 and 1994 ...............    4

Consolidated Statements of Cash Flows For the
  Three Months Ended March 31, 1995 and 1994................    5

Notes to Consolidated Financial Statements..................    6

Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations ..............................................   13


Part II.  Other Information ................................   19




                         CONSOLIDATED BALANCE SHEETS

                                                           (UNAUDITED)
(000) Omitted (except share data)                           MARCH 31,   DECEMBER 3
                                                              1995        1994
                                                           -----------  ----------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                       $19,378     $   321
  Accounts and notes receivable                               13,829      22,781
     Allowance for doubtful accounts                          (3,141)     (3,137)
  Inventories                                                  6,660       8,371
  Prepaid expenses and other assets                            2,120       3,095
  Deferred income tax                                          1,837       6,836
                                                             -------     -------
               Total current assets                           40,683      38,267
                                                             -------     -------
PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                                   2,670       3,145
  Buildings                                                   10,625      11,742
  Machinery and equipment                                     29,129      33,760
  Construction in progress                                       879       5,705
                                                             -------     -------
                                                              43,303      54,352

  Less - Depreciation and amortization                        15,664      24,323
                                                             -------     -------
                                                              27,639      30,029
                                                             -------     -------

Other investments                                                677         675
Assets held for sale                                           7,500       7,500
Other assets                                                   1,631         572
Deferred tax asset                                             8,662       8,662
                                                             -------     -------

                                                             $86,792     $85,705
                                                             =======     =======


See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                                           (UNAUDITED)
                                                            MARCH 31,   DECEMBER 3
(000) Omitted (except share data)                             1995        1994
                                                           -----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $25,182     $13,671
  Long-term debt, portion due within one year                  2,192      18,071
  Retirement plan contributions payable                          129         302
  Income taxes payable                                         1,343         596
                                                             -------     -------
               Total current liabilities                      28,846      32,640
                                                             -------     -------

Long-term debt, portion due after one year                     6,511      12,504
                                                             -------     -------
Other liabilities                                              4,582       2,715
                                                             -------     -------
Deferred income taxes                                            128         128
                                                             -------     -------

STOCKHOLDERS' EQUITY
  5% cumulative preferred stock, par value
    $100. Authorized 15,000 shares;issued 5,820
    shares (liquidating preference $110 per share,
    aggregating $640 before dividends)                           582         582

  Preference stock, par value $1. Authorized
    1,500,000 shares; issued 814,300 shares
    of $1.85 cumulative convertible preference
    stock (liquidating preference $20 per share,
    aggregating $16,286 before dividends)                        814         814



  Common stock, par value $1. Authorized
    15,000,000 shares; issued 4,382,137 shares
    in 1995, 4,375,179 shares in 1994                          4,382       4,375
  Other capital                                               27,285      27,235
  Retained earnings                                           16,653       7,860
                                                             -------     -------
                                                              49,716      40,866
  Less -
    Treasury stock, at cost:
      Common - 275,100 shares in 1995 and 1994                (2,991)     (2,991)
    Unearned compensation                                          0        (157)
                                                             -------     -------
                                                              46,725      37,718
                                                             -------     -------

                                                             $86,792     $85,705
                                                             =======     =======

  See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                          (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                        1995       1994
                                                        ----       ----
(000) Omitted (except share data)

Net Sales                                             $ 16,623    $36,863
                                                      --------    -------
Costs and expenses:
  Cost of sales                                         15,091     30,193
  Selling, general and administrative expense            3,002      7,473
  Interest expense                                         641        750
  Net discontinued business activities (income)        (19,079)         0
  Equity losses from partnership                           372        964
  Other expense                                          1,537        881
                                                      --------    -------
    Total costs and expenses                             1,564     40,261
                                                      --------    -------

Earnings (loss) from continuing operations
  before income taxes                                   15,059     (3,398)
Provision for income taxes                               6,023          0
                                                      --------    -------

Earnings (loss) from continuing operations               9,036     (3,398)
                                                      --------    -------

Discontinued operations:
  Loss from operations of discontinued
     business, net of taxes                                  0       (750)
  Loss on disposal of environmental business,
     net of taxes                                         (236)         0
                                                      --------    -------

Net loss from discontinued operations                     (236)      (750)
                                                      --------    -------

Net earnings (loss) before dividends                  $  8,800    $(4,148)

Preferred and preference stock
  cumulative dividends                                     384        384
                                                      --------    -------
Net earnings (loss) applicable to common
  stockholders                                        $  8,416    $(4,532)
                                                      ========    =======
Primary earnings (loss) per common share:
  Continuing operations                               $   2.11    $ (0.92)
  Discontinued operations                             $  (0.06)   $ (0.18)
                                                      --------    -------
Net earnings (loss) after dividends                   $   2.05    $ (1.10)
                                                      ========    =======

Fully diluted earnings (loss) per common share:
  Continuing operations                               $   1.87    $ (0.92)
  Discontinued operations                             $  (0.05)   $ (0.18)
                                                      --------    -------
Net earnings (loss) after dividends                   $   1.82    $ (1.10)
                                                      ========    =======

See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             (Unaudited)
                                                          Three Months Ended
(000) Omitted                                                  March 31,
                                                           1995        1994
                                                           ----        ----
Cash flow provided (used)
 by operations:
Net earnings (loss)                                      $  8,800      $(4,148)
Adjustments to reconcile to net
 cash used by operations:
  Depreciation and amortization                               840        1,416
  Provision for losses on accounts receivable                 135          403
  Deferred income taxes                                     4,999            0
  Gain on sale of vinyl business                          (20,579)           0
Changes in balance sheet items:
  Accounts receivable                                       1,605         (719)
  Inventories                                              (2,865)      (5,945)
  Prepaid expenses                                            836         (352)
  Liquidation reserve                                           0       (2,603)
  Liabilities not related to
   financing activities                                     1,975        4,733
  Other assets                                                 53          194
                                                         --------      -------
Cash flow used by operations                               (4,201)      (7,021)
                                                         --------      -------

Cash flows from investing activities:
  Acquisition of property, plant and equipment               (636)      (2,562)
  Proceeds from disposal of assets                         47,900            0
  Other investments                                           (26)        (613)
                                                         --------      -------

Net cash provided by (used in) investing activities        47,238       (3,175)
                                                         --------      -------

Cash flows from financing activities:
  Debt proceeds                                            17,051       13,050
  Debt repayments                                         (41,081)      (9,044)
  Dividends paid                                               (7)           0
  Other equity changes                                         57          384
                                                         --------      -------

Net cash provided by (used in) financing activities       (23,980)       4,390
                                                         --------      -------

Net increase (decrease) in cash and equivalents            19,057       (5,806)
Cash and cash equivalents at beginning of year                321        7,518
                                                         --------      -------

Cash and cash equivalents at end of period               $ 19,378      $ 1,712
                                                         ========      =======

See accompanying notes to consolidated financial statements.

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1. In the opinion of the Company, the accompanying unaudited Consolidated Condensed Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of March 31, 1995 and December 31, 1994 and the results of its operations and cash flow for the three month periods ended March 31, 1995 and 1994.


2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. Primary earnings(loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings(loss) per common share also give effect to the reduction in earnings per share which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period. Fully diluted earnings per share amounted to $1.82 for the three month period ended March 31, 1995 compared to a loss per share of $1.10 for the same period in the prior year.



4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.



                                   March 31,  December 31,
                                     1995         1994
                                  ----------  ------------
                                  (Thousands of dollars)
          Current Costs:
          Raw Materials             $2,328      $ 3,554
          Work In Process              565         -0-
          Finished goods             4,340        6,924
                                    ------      -------
                                     7,233       10,478
          Less: LIFO reserve           573        2,107
                                    ------      -------
                                    $6,660      $ 8,371
                                    ======      =======


                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (continued)


5.      The Company's borrowing and debt obligations are summarized as follows:

                                  March 31,       December 31,
                                    1995             1994
                                  ---------       ------------
                                     (Thousands of dollars)
          Long-Term Debt:
          Revolving Credit
            Agreement              $  -0-           $13,937
          Term Loans                6,355            15,000
          Obligations under
            capital leases          2,348             1,638
                                   ------           -------
                                    8,703            30,575
          Less - portion due
            within one year         2,192            18,071
                                   ------           -------

          Long term debt           $6,511           $12,504
                                   ======           =======


        As of March 31, 1995, the Company had cash and cash equivalents on hand totaling $19,378,000. Additionally, the Company's external financial needs are augmented by its ability to borrow under a loan and security agreement dated November 30, 1994, as amended (The "Loan Agreement") between Bird Incorporated and Shawmut Capital. The loan agreement contains financial and operating covenants, which among other things, (i) requires the Company to maintain prescribed levels of tangible net worth, cash flow, earnings before interest, taxes, depreciation and amortization and (ii) places limits on capital expenditures. There are also restrictions on indebtedness, liens, investments, acquisitions, dispositions, mergers, and the payment of dividends.

        As of March 31, 1995, the Company was in compliance with each of the prescribed covenants as outlined in the Loan Agreement. The loan, which is guaranteed by the Company and secured by substantially all of the assets of the Company and its subsidiaries, is defined as a $15 million revolving credit line and a $5 million term loan for working capital, letters of credit and general corporate purposes. The revolving credit availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the bank. Currently the availability calculation does not allow borrowing to the full extent of the loan due to the seasonality of the housing business. The Company believes that the full amount will be available as the level of accounts receivable increases during the year. As of March 31, 1995 there were no loans

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (continued)



        outstanding under the revolving credit line portion of the Loan Agreement. Principal payments of $62,500 on the $5 million term loan are due and payable monthly commencing on January 1, 1996 and continuing on the first day of each month thereafter to and including the first day of November, 1996 after which beginning on December 1, 1996 the monthly principal payment will increase to $71,417 continuing monthly through and including November 1, 1997. The entire remaining principal amount then outstanding will be due and payable on November 30, 1997. Proceeds in excess of $100,000 from the sale of any fixed asset may, at the bank's discretion, be applied against the outstanding principal balance of the term loan at the time of any such sale. Interest on the loans is either the bank's base rate which was 9% on March 31, 1995, or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points, at the Company's election.

6. On July 1, 1992 the Company entered into a 50% joint venture with Kensington Manufacturing Company to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). The Company's portion of the joint venture results have been previously reported using the equity method. Beginning March 1, 1995, results have been included in the Company's consolidated results as discussed below.

        In 1993, Kensington accepted significant contracts which provided an immediate impact of new orders. Additionally, Kensington greatly improved the design of its windows by introducing a new manufacturing process. The combination of the rapid increase of business and manufacturing changes caused unusual delays in meeting customer needs and therefore sales and profits were negatively impacted. As a result, Kensington experienced serious cash needs which further hampered production requirements. Primarily as a result of continuing losses and the inability of Kensington to properly finance its operation, Kensington's independent accountants have issued "going concern" opinions at December 31, 1994 and December 31, 1993. After negotiating with its partner, the Company agreed to invest additional cash in return for temporarily increasing its ownership in Kensington to 90%. The terms of the new agreement (which expires on December 31, 2012) allow Kensington to return to an equal partnership if, before the later of December 31, 1994 or six months following the Company's last investment (made in August, 1994), its partner can match the additional investment made by the Company. Under the terms of the Kensington Partnership Agreement, a Management Committee was established to oversee the operations of the partnership. The

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (continued)



        agreement required, among other things, unanimous approval of the Management Committee for the following: (a) any distributions; (b) the incurrence of any indebtedness; (c) the creation of any form of encumbrance; (d) the adoption or modification of the partnership's annual plan and operating budget; and (e) any transaction requiring expenditures in excess of $15,000 and not contemplated in or provided for in the annual business plan or operating budget. Each partner is entitled to name two of the five members of the Management Committee with the fifth member being the President of Kensington. Approval from both partners was required to hire the President of Kensington. Under the terms of the agreement, significant operating decisions require unanimous approval as noted above.

        As of February 28, 1995, the minority partner did not match the additional investment made by the Company. As a result, the Company's ownership in the joint venture is permanently fixed at 90%, resulting in a change in financial reporting from the equity method to consolidation beginning March 1, 1995.

        As of April 27, 1995, the Company signed an amended Asset Purchase Agreement with Jannock, Inc. whereby Jannock advised the Company that it is willing to exercise the option to acquire all of the outstanding capital stock of Bird-Kensington Holding Corporation, which owns the
        Company's interest in Kensington, for the sum of $2,780,000.    This
        sale is subject to certain conditions and requirements including, but not limited to minimum equity as outlined in the Asset Purchase Agreement dated September 23, 1994, the result of which will have no material affect on the financial condition of the Company. Such conditions and requirements include an estimated $3.2 million in cash, net of proceeds, to be used by the Company to return Kensington's net worth to the contractual requirement as outlined in the Asset Purchase Agreement and to buy out the 10% interest held by the minority partner.

7. In 1986, the Company, along with numerous other companies, was named by the EPA as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (continued)



        costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost of the remedial work and other expenses covered by the settlement agreement can only be estimated. The Company has provided a reserve amounting to $1.3 million at March 31, 1995 for its estimated share of the ultimate cost of cleanup, most of which will be paid in 1995.

        In 1994, the Arizona Department of Environmental Quality (the "ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a former division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. Receipt of the NV prompted negotiations between the ADEQ, Southwest and the Company. The negotiation resulted in a consent order between the ADEQ and the Company on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and ground water that may have been contaminated by leaks from an underground storage tank previously removed by the Company. In accordance with the work plan, the Company expects to remediate the soil and ground water where and if necessary. The Company's management believes that the cost to the Company of such remediation will be in the range from $200,000 to $700,000. The Company has provided a reserve totaling $504,000 at March 31, 1995 for its proportionate share of the estimated ultimate cost of cleanup based on management's best estimate of the cost to be incurred. The Company anticipates that $200,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation. This potential recovery has not been recorded as of March 31, 1995.

8. During the first quarter of 1995, the Company recorded income from discontinued business activities of $19,079,000, of which $20,579,000 represented the gain on the sale of the vinyl business to Jannock, Inc. offset by $1.5 million in provisions relating to pension plans and product liability claims associated with former roofing operations.

        Sales of $6,365,000 and $8,859,000 were recorded for the vinyl business for the periods ending March 7, 1995 and March 31, 1994, respectively. As a percentage of sales, gross margins for these periods were 6.5% and 22.7%, respectively. Expenses and

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



        adjustments of $7.0 million relating to the sale of the vinyl business to Jannock, Inc. have been included in accounts payable and accrued expenses on the balance sheet for the period ended March 31, 1995. Included in the $7.0 million is a $5.0 million adjustment payable to Jannock, Inc. to reflect the change in working capital from the contract date of September 23, 1994 and the closing date of March 8, 1995.

9. Restriction on the payment of dividends on Common and Preference Stock are imposed by the terms of the amended Loan Agreement dated November 30, 1994. Payment of dividends on Preferred Stock are permitted under said Loan Agreement. Dividends are in arrears on the Preferred Stock in the aggregate amount of $22,000 for the three quarterly periods ended September 1, 1994 and on the Preference Stock in the aggregate amount of $1,883,000 for the five quarterly periods ended February 15, 1995. Quarterly dividends on the Preferred Stock due December 1, 1994 and March 1, 1995 were declared and paid in full. The quarterly dividend on the Preference Stock due May 15, 1995 has, with the consent of Shawmut Capital, been declared and is expected to be paid when due.

10. During 1993, the Company decided to close its "on-site" environmental remediation business. This business involved environmental remediation projects such as the processing of oily waste sites at refineries, operations and management of waste processing sites and the removal and remediation of sludge.

        As of March 31, 1995, the remaining assets and liabilities relating to the "on site" environmental remediation business approximated $367,000 and $856,000 respectively. The assets relate primarily to accounts receivable due to holdbacks on asset sales and the liabilities relate primarily to severance payments, a disputed trade payable and certain other obligations such as for taxes and workers compensation.

        During the second quarter of 1994, the Company agreed to sell its 80% interest in Bird Environmental Gulf Coast, Inc. ("BEGCI") to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. Currently, the expected disposal date is uncertain since the minority partner has been unable to finance a purchase of the facility. The Company is actively seeking another purchaser for its interest in the facility. The Company continues to believe that by the disposal date, the

                               BIRD CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (continued)



        results of operations will be at breakeven. However, for the three month period ending March 31, 1995, the Company had invested an additional $357,000 in BEGCI which, based on the Company's assessment, would not be recoverable and was accordingly written off, thus maintaining the Company's investment at $7.5 million.

11. The Company warrants under certain circumstances, that its building material products meet certain manufacturing and material specifications. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


FINANCIAL CONDITION
- -------------------

As of March 31, 1995, the Company had cash and cash equivalents on hand totaling $19.4 million and long term debt of $8.7 million. The Company's external financial needs are augmented by its ability to borrow under the amended Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird Incorporated and Shawmut Capital of Glastonbury, Connecticut. The Loan Agreement consists of a $15.0 million revolving credit commitment and a $5.0 million term loan. Up to $5.0 million of the revolving credit facility can be used for letters of credit. Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the Lender. During the period January 1 through April 30, the Loan
Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment. As of April 30, 1995, an aggregate amount of $11,415,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement. As of March 31, 1995, there were no amounts outstanding under the revolving credit facility. Letters of credit outstanding as of March 31, 1995 totaled $3,662,000. Intercompany loans and advances to non-borrowing affiliates including BEGCI and Kensington are permitted under the Loan Agreement.

The Loan Agreement contains financial and operating covenants which, among other things,(i) requires the Company to maintain prescribed levels of tangible net worth, net cash flow, earnings before interest, taxes, depreciation and amortization, and ratio of current assets to current liabilities and (ii) places limits on capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of dividends), mergers, acquisitions, and disposition of assets.

Interest on both the revolving credit portion and term loan portion of the Loan Agreement accrues at either the base rate which was 9% on March 31, 1995, or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points at the borrower's election, plus the greater of $25,000 or 1/4% on any unused portion of the facility. Principal payments of $62,500 on the $5 million term loan are due and payable monthly commencing on January 1, 1996 and continuing on the first day of each month thereafter to and including the first day of

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



November, 1996 after which beginning on December 1, 1996 the monthly principal payment will increase to $71,417 continuing monthly through and including November 1, 1997. The entire remaining principal amount then outstanding will be due and payable on November 30, 1997. Proceeds in excess of $100,000 from the sale of any fixed asset may, at the bank's discretion, be applied against the outstanding principal balance of the term loan at the time of any such sale.

As of June 15, 1994, the Company's 90% owned joint venture, Kensington Partners, ("Kensington") entered into a financing/ factoring agreement with Bankers Capital of Chicago, Illinois. Under the terms of the agreement, Bankers Capital agrees to provide up to $2.5 million in financing based on the value of certain acceptable receivables. The amount advanced at any one time cannot exceed 80% of the value of these receivables. Interest on the amount advanced is at the prime lending rate plus 1 1/2%. Additionally, Bankers Capital charges a fee ranging from 1.0% to 3.45% of the total amount of the value of acceptable receivables used to extend financing and based on the age of such receivables. As the receivables age, the applicable fee percentage increases. In light of the interest and fees described above, the average borrowing rate for the quarter ending March 31, 1995 under the Bankers Capital Agreement was 37.8%.
The financing by Bankers Capital is co-guaranteed by the Company.

On March 8, 1995, the Company sold substantially all of the assets of its vinyl business to Jannock, Inc. for $47.5 million in cash subject to certain downward adjustments which as of April 19, 1995 totaled $4,962,000. Net of adjustments, the gain on the sale of the vinyl business totaled $20.6 million. The sale included the assumption by the purchaser, of certain specified liabilities of the vinyl business. The transaction also included an option to purchase the Company's interest in Kensington for a purchase price of $2,780,000. Kensington operates a vinyl window fabrication business in Leechburg, Pennsylvania.

As of April 27, 1995, the Company signed an amended Asset Purchase Agreement with Jannock, Inc. whereby Jannock advised the Company that it is willing to exercise the option to acquire all of the outstanding capital stock of Bird-Kensington Holding Corporation, which owns the Company's interest in Kensington, for the sum of $2,780,000. This sale is subject to certain conditions and requirements including, but not limited to, minimum equity as outlined in the Asset Purchase Agreement dated September 23, 1994, the result of which will have no material affect on the financial

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



condition of the Company. Such conditions and requirements include an estimated $3.2 million in cash, net of proceeds, to be used by the Company to return Kensington's net worth to the contractual requirement as outlined in the Asset Purchase Agreement and to buy out the 10% interest held by the minority partner.

Net cash and cash equivalents increased during the three month period ending March 31, 1995 by $19,057,000 to $19,378,000 due to cash received from the sale of the vinyl business. The cash used by continuing operations for the three month period ended March 31, 1995 decreased $3,020,000, from $7,021,000 to $4,001,000. The change was attributable primarily to the fact that at March 31, 1994 the Company reported a net loss of $4,148,000 as compared to net earnings of $8,800,000 for the period ended March 31, 1995. In addition, there were several changes in balance sheet items such as a decrease of approximately $2 million in trade accounts receivable, an increase of approximately $2 million in liabilities not relating to financing activities, a decrease of $5 million in deferred income taxes and an increase of $3 million in inventory. Due to the seasonality of the roofing business, the winter months are historically the time when the Company builds its inventory in anticipation of sales for the summer months.

In addition, the Company recorded a gain of $20,579,000 on the sale of its vinyl business for the period ended March 31, 1995. The Company had approximately $47.2 million of net cash provided from investing activities for the period ended March 31, 1995 as compared to a total of approximately $3.2 million of net cash receipts used in investing activities for the period ended March 31, 1994. The change is primarily the result of $47.9 million of cash receipts from the proceeds of the sale of certain of the Company's assets (including, primarily, the sale of the assets of the vinyl business to Jannock, Inc. in March 1995), offset by cash used for capital expenditures. The net cash resulting from financing activities changed by $28 million for the period ended March 31, 1995 as compared to the period ended March 31, 1995. The change is attributable to the fact that during 1995 the Company repaid significant amounts of debt by approximately $24 million in excess of borrowings, as compared to 1994 when the Company borrowed approximately $4 million in excess of repayments.

There were several significant changes in the balance sheet accounts between December 31, 1994 and March 31, 1995 which related primarily to the sale of the Company's vinyl business in March, 1995. Cash increased $19.1 million, accounts and notes receivable decreased $9

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



million, deferred income taxes was reduced by $5 million, current liabilities decreased $3.8 million and long term debt decreased $6 million. The decrease in accounts receivable, current liabilities and long term debt reflect increases of $4.2 million, $10.6 million and $1 million, respectively due to the consolidation of Kensington. Also included in the change in current liabilities for the period between December 31, 1994 and March 31, 1995 are $7.0 million of expenses and adjustments relating to the sale of the vinyl business to Jannock, Inc. Included in the $7.0 million is a $5.0 million adjustment payable to Jannock, Inc. to reflect the change in working capital from the contract date of September 23, 1994 and the closing date of March 8, 1995.


RESULTS OF OPERATIONS
- ---------------------

Net sales from continuing operations decreased $20,240,000 or 54.9% for the first quarter of 1995 compared to the same quarter in the prior year as a result of the sale of the Company's distribution and vinyl products business units. However, net sales for the roofing manufacturing business increased $2,681,000 or 43.1% compared to the same quarter in the prior year due to increases in volume and price. The increased volume was primarily due to favorable weather conditions in the Northeastern region of the United States.

The Company's cost of sales from continuing operations for the first quarter of 1995 compared to the same period in the prior year decreased 50% from $30,193,000 to $15,091,000. Cost of sales for the roofing business increased 35.8% due primarily to increased manufacturing costs related to an increase in volume as well as raw material price increases in glass mat and dry felt. These increases were more than offset by the decline in cost of sales due to the sale of the Company's vinyl products and distribution business units. A newly constructed asphalt oxidizer which produces asphalt saturant and coatings, became operational as of January 20, 1995. As a result of this investment, it is anticipated that the cost of asphalt will be reduced significantly. Savings in the cost of asphalt has already become apparent during the first quarter.
For the three month period ending March 31, 1995, the roofing manufacturing business cost of sales as a percentage of sales decreased 4.9% from 94.5% to 89.6% as compared to the same period in the prior year.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1995 decreased 59.8% from $7,473,000 to $3,002,000 as compared to the same period in the prior year. The

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



decrease was primarily attributable to the sale of the Company's vinyl products and distribution business units. SG&A expenses of the Company's roofing manufacturing business decreased 3.3% from the same period in the prior year. As a percentage of sales, SG&A expenses for the roofing manufacturing business decreased 6% from 18.4% for the three months ended March 31, 1994 to 12.4% for the same period in the current year.

Interest expense decreased approximately 14.5% from $750,000 to $641,000 for the first quarter of 1995 compared to the first quarter of 1994. The decreased interest expense relates primarily to the use of proceeds from the sale of the vinyl products and distribution business units to reduce debt.

On March 8, 1995, the Company sold its vinyl manufacturing business to Jannock, Inc. for $47.5 million subject to adjustment. The resulting gain of $20,579,000 was recorded as discontinued business activities. This gain was reduced by a charge of $1,500,000 for the estimated cost to terminate the qualified and unqualified unfunded employee benefit plans and future product liability claims related to former roofing operations.

Effective February 28, 1995, the Company's ownership in Kensington was permanently fixed at 90% resulting in a change in financial reporting from the equity method to consolidation. Therefore, the equity losses for 1995 reflect the results of two months versus three months in 1994. As of April 27, 1995, the Company signed an amended Asset Purchase Agreement with Jannock, Inc. whereby Jannock advised the Company that it is willing to exercise the option to acquire all of the outstanding capital stock of Bird-Kensington Holding Corporation which owns the Company's interest in Kensington for the sum of $2,780,000. The sale is subject to certain conditions and requirements including, but not limited to minimum equity as outlined in the Asset Purchase Agreement dated September 23, 1994, the result of which will have no material affect on the financial condition of the Company. Such conditions and requirements include an estimated $3.2 million in cash, net of proceeds, to be used by the Company to return Kensington's net worth to the contractual requirement as outlined in the Asset Purchase Agreement and to buy out the 10% interest held by the minority partner.

Other expense increased approximately $656,000 for the first quarter of 1995 compared to the first quarter of 1994. The increase was due primarily to the amortized refinancing costs associated with the 1994 refinancing of an earlier credit agreement, additional charges related to environmental remediation and estimated costs associated with closing the corporate office.

                               BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



The Company's effective income tax rate from continuing operations was 40% during the quarter ended March 31, 1995 and zero for the same period in the prior year. No tax benefit was recorded for the period ending March 31, 1994 as there was no reasonable assurance that related deferred tax assets would be realized in future taxable years. For the same period during the current year, the estimated annual effective tax rate reflects no change in the valuation allowance; however, the Company expects the roofing business to be a significant contributor to future taxable income.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item  2. Changes in Securities
- ------------------------------

     The Loan and Security Agreement dated as of November 30, 1994 ("Loan Agreement") by and among Bird Incorporated and Shawmut Capital imposes restrictions on the Company with respect to the purchase, redemption, or other retirement of, or any other distribution on or in respect of any shares of any class of capital stock of the Company with the exception of payments of dividends on the Company's 5% cumulative preferred stock ("Preferred Stock"). Dividends on the Preferred Stock may not exceed $35,000 in any fiscal year.

     The Company is in arrears in the payment of dividends on its $1.85 cumulative preference stock ("Preference Stock") and its Preferred Stock. (See Item 3 (b), below). The Articles of Organization of the Company provide that as long as any arrearage on the payment of dividends on the Preferred Stock exists, no dividends may be declared or paid on any other class of stock of the Company and further provide that in the event that full cumulative dividends on the Preference Stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or make payment on its Common Stock, until full cumulative dividends on the Preference Stock are declared and paid or set aside for payment.


Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

     (b) Dividends are in arrears on the Preferred Stock in the aggregate amount of $22,000 for the three quarterly periods ended September 1, 1994 and on the Preference Stock in the aggregate amount of $1,883,000 for the five quarterly periods ended February 15, 1995.
          Quarterly dividends on the Preferred Stock due December 1, 1994 and March 1, 1995 were declared and paid in full. The quarterly dividend on the Preference Stock due May 15, 1995 has, with the consent of Shawmut Capital, been declared and is expected to be paid when due.


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     At a special meeting of the stockholders held on March 7, 1995, the holders of more than 66 2/3% of the Company's Common Stock approved the sale of the Company's vinyl products business to Jannock, Inc. pursuant to the terms of an Asset Purchase

                          PART II - OTHER INFORMATION
                          ---------------------------
                                  (continued)




     Agreement dated as of September 23, 1994, as amended. The vote on the transaction was as follows:


                For             3,256,229 shares (79.44% of outstanding shares)
                Against             8,462 shares
                Abstained           8,021 shares


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibit 11 - Statement Regarding Computation of per Share Earnings

     (b) Reports on Form 8-K. On March 22, 1995, the Company filed a Form 8-K disclosing the sale of its vinyl products business to Jannock, Inc. on March 8, 1995. The Form 8-K included pro forma financial information as of September 30, 1994, assuming the sale of the vinyl business assets had occurred on that date.

                               BIRD CORPORATION


                                  SIGNATURES
                                  ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                BIRD CORPORATION
                                                --------------------------





Date:      May 12, 1995
                                                --------------------------
                                                Joseph M. Grigelevich, Jr.
                                                Vice President Finance and
                                                Administration





                                                --------------------------
                                                Donald L. Sloper, Jr.
                                                Controller (Principal
                                                Accounting Officer)

                               BIRD CORPORATION

                                 EXHIBIT INDEX
                                 -------------


                                                                     Sequential
Exhibit No.                                                           Page No.
- -----------                                                          ----------


  11            Statement regarding computation of per share
                  earnings