Form 10-K/A
period 1994-12-31
BIRD CORP
filed 1995-07-14
CIK 12245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                          ------------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
For the transition period from                  to
                               ----------------    --------------
Commission File Number     0-828
                           -----

                                BIRD CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                04-3082903
- -------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

   1077 Pleasant Street,  Norwood, MA                 02062
- ----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (617) 551-0656

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                     Name of each exchange
       -------------------                      on which registered
                                               ---------------------
             NONE                                      NONE


- --------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

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

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (c)   Exhibit Index.

               Exhibit 28 Annual Report on Form 11-K of the Bird Employees' Savings and Profit Sharing Plan for the fiscal year ended December 31, 1994.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIRD CORPORATION (REGISTRANT)

JULY 13, 1995
                                           -------------------------------------
                                                     FRANK S. ANTHONY
                                                      VICE PRESIDENT