Form 10-Q
period 1995-06-30
BIRD CORP
filed 1995-08-10
CIK 12245

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           June 30, 1995
                               ------------------------------------------
                                OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --- SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               -------------------    -------------------
Commission file number    0-828
                       --------------------------------------------------

                         BIRD CORPORATION
-------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                       04-3082903
-------------------------------------------------------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

1077 Pleasant Street  Norwood, MA                        02062
-------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(617) 551-0656
-------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed, since last report.)
980 Washington Street    Dedham, MA                    02026
-------------------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X     No
              ---       ---

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1995. 4,111,906 shares.

                                BIRD CORPORATION
                                ----------------


                                     INDEX




                                                                    PAGE NO.
                                                                    --------
        Part I.   Financial Information:

        Consolidated Balance Sheets
           June 30, 1995 and December 31, 1994 .....................    2

        Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 1995 and 1994  .......    4

        Consolidated Statements of Cash Flows For the
          Six Months Ended June 30, 1995 and 1994   ................    5

        Notes to Consolidated Financial Statements..................    6

        Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ..............................................    13


        Part II.  Other Information ................................    19

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
($000 omitted except share data)                            June 30,    December 31,
                                                              1995          1994
                                                           -----------  ------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                       $ 4,479     $   321
  Accounts and notes receivable                               10,717      22,781
     Allowance for doubtful accounts                          (2,129)     (3,137)
  Inventories                                                  6,825       8,371
  Prepaid expenses and other assets                            1,711       3,095
  Deferred income tax                                            680       6,836
                                                             -------     -------
               Total current assets                           22,283      38,267
                                                             -------     -------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                                   2,743       3,145
  Buildings                                                    6,903      11,742
  Machinery and equipment                                     28,573      33,760
  Construction in progress                                     1,031       5,705
                                                             -------     -------
                                                              39,250      54,352

  Less - Depreciation and amortization                        15,046      24,323
                                                             -------     -------
                                                              24,204      30,029
                                                             -------     -------

Assets held for sale                                               0       7,500
Other assets                                                     826       1,247
Deferred tax asset                                             7,514       8,662
                                                             -------     -------

                                                             $54,827     $85,705
                                                             =======     =======



See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
                                                           June 30,    December 31,
($000 omitted except share data)                             1995         1994
                                                          -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $14,134     $13,671
  Long-term debt, portion due within one year                    740      18,071
  Retirement plan contributions payable                          160         302
  Income taxes payable                                           329         596
                                                             -------     -------
               Total current liabilities                      15,363      32,640
                                                             -------     -------

Long-term debt, portion due after one year                     5,470      12,504
                                                             -------     -------
Other liabilities                                              3,696       2,715
                                                             -------     -------
Deferred income taxes                                            128         128
                                                             -------     -------

Stockholders' Equity
  5% cumulative preferred stock, par value
    $100. Authorized 15,000 shares;issued 5,820
    shares (liquidating preference $110 per share,
    aggregating $640 before dividends)                           582         582

  Preference stock, par value $1. Authorized
    1,500,000 shares; issued 814,300 shares
    of $1.85 cumulative convertible preference
    stock (liquidating preference $20 per share,
    aggregating $16,286 before dividends)                        814         814



  Common stock, par value $1. Authorized
    15,000,000 shares; issued 4,386,997 shares
    in 1995, 4,375,179 shares in 1994                          4,387       4,375
  Other capital                                               27,318      27,235
  Retained earnings                                               60       7,860
                                                             -------     -------
                                                              33,161      40,866
  Less -
    Treasury stock, at cost:
      Common - 275,100 shares in 1995 and 1994                (2,991)     (2,991)
    Unearned compensation                                          0        (157)
                                                             -------     -------
                                                              30,170      37,718
                                                             -------     -------

                                                             $54,827     $85,705
                                                             =======     =======


  See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                             (Unaudited)
                                               Three Months Ended     Six Months Ended
                                                    June 30,               June 30,
                                               ------------------     -----------------
                                                1995       1994        1995        1994
                                                ----       ----        ----        ----
($000 omitted except share data)

Net Sales                                      $15,138    $58,486     $31,761     $95,349
                                               -------    -------     -------     -------
Costs and expenses:
  Cost of sales                                 12,517     47,543      27,608      77,736
  Selling, general and
   administrative expense                        2,374      8,912       6,913      17,266
  Interest expense                                 145      1,776         786       2,526
  Net discontinued business
   activities expense (income)                   1,959      1,261     (17,120)      1,261
  Equity losses from partnership                     0        474         372       1,438
                                               -------    -------     -------     -------
    Total costs and expenses                    16,995     59,966      18,559     100,227
                                               -------    -------     -------     -------

Earnings (loss) from continuing operations
  before income taxes                           (1,857)    (1,480)     13,202      (4,878)
Provision for income taxes                       2,209          0       8,232           0
                                               -------    -------     -------     -------

Earnings (loss) from continuing operations      (4,066)    (1,480)      4,970      (4,878)
                                               -------    -------     -------     -------

Discontinued operations:
  Earnings from operations of discontinued
     businesses, net of taxes                        0      2,769           0       2,019
  Loss on disposal of environmental business   (11,368)    (8,477)    (11,604)     (8,477)
                                               -------    -------     -------     -------

Net loss from discontinued operations          (11,368)    (5,708)    (11,604)     (6,458)
                                               -------    -------     -------     -------

Net loss before dividends                     $(15,434)   $(7,188)    $(6,634)   $(11,336)

Preferred and preference stock
  cumulative dividends                             384        384         768         768
                                               -------    -------     -------     -------
Net loss applicable to common
  stockholders                                $(15,818)   $(7,572)    $(7,402)   $(12,104)
                                               =======    =======     =======     =======

Primary earnings (loss) per common share:
  Continuing operations                        $ (1.08)   $ (0.44)    $  1.03     $ (1.36)
  Discontinued operations                      $ (2.77)   $ (1.38)    $ (2.84)    $ (1.56)
                                               -------    -------     -------     -------
Net earnings (loss) after dividends            $ (3.85)   $ (1.82)    $ (1.81)    $ (2.92)
                                               =======    =======     =======     =======

See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            (Unaudited)
                                                          Six Months Ended
($000 omitted)                                                June 30,
                                                           1995        1994
                                                           ----        ----
Cash flow provided (used)
 by operations:
Net earnings (loss)                                      $ (6,634)    $(11,336)
Adjustments to reconcile to net
 cash used by operations:
  Depreciation and amortization                             1,525        2,983
  Provision for losses on accounts receivable                  17          825
  Deferred income taxes                                     7,304            0
  Loss on disposal of environmental business                7,500        8,477
  Gain on sale of vinyl business                          (20,579)           0
  Loss on sale of window business                           1,959            0
Changes in balance sheet items:
  Accounts receivable                                           2       (9,208)
  Inventories                                              (4,788)      (1,881)
  Prepaid expenses                                          1,179       (1,400)
  Liquidation reserve                                           0       (3,188)
  Liabilities not related to
   financing activities                                    (8,712)       1,431
  Other assets                                                 61        2,554
                                                         --------     --------
Cash flow used by operations                              (21,166)     (10,743)
                                                         --------     --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment               (941)      (3,485)
  Proceeds from sale of businesses                         50,680        3,083
  Other investments                                            (9)      (1,017)
                                                         --------     --------

Net cash provided by (used in) investing activities        49,730       (1,419)
                                                         --------     --------

Cash flows from financing activities:
  Debt proceeds                                            16,814       67,751
  Debt repayments                                         (40,901)     (61,393)
  Dividends paid                                             (414)           0
  Other equity changes                                         95          475
                                                         --------     --------

Net cash provided by (used in) financing activities       (24,406)       6,833
                                                         --------     --------

Net increase (decrease) in cash and equivalents             4,158       (5,329)
Cash and cash equivalents at beginning of year                321        7,518
                                                         --------     --------
Cash and cash equivalents at end of period               $  4,479     $  2,189
                                                         ========     ========



See accompanying notes to consolidated financial statements.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


        1. In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the three and six month periods ended June 30, 1995 and 1994.

        2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

        3. Primary earnings(loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings (loss) per common share also give effect to the reduction in earnings per share which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period. Fully diluted loss per share amounted to $1.38 for the six month period ended June 30, 1995 compared to a loss per share of $2.33 for the same period in the prior year.

        4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.


                                      (Unaudited)
                                        June 30,           December 31,
                                         1995                  1994
                                      -----------          ------------
                                           (Thousands of dollars)
               Current Costs:
               Raw Materials            $  1,323          $   3,554
               Finished goods              6,036              6,924
                                        --------          ---------
                                           7,359             10,478
               Less: LIFO reserve            534              2,107
                                        --------          ---------
                                        $  6,825          $   8,371
                                        ========          =========

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



        5. The Company's borrowing and debt obligations are summarized as follows:

                                      (Unaudited)
                                        June 30,           December 31,
                                          1995                1994
                                      -----------          ------------
                                           (Thousands of dollars)
               Long-Term Debt:
               Revolving Credit
                 Agreement              $    -0-            $ 13,937
               Term Loans                  5,036              15,000
               Obligations under
                 capital leases            1,174               1,638
                                        --------            --------
                                           6,210              30,575
               Less - portion due
                 within one year             740              18,071
                                        --------            --------

               Long term debt           $  5,470            $ 12,504
                                        ========            ========


             As of June 30, 1995, the Company had cash and cash equivalents on hand totaling $4,479,000. Additionally, the Company's external financial needs are augmented by its ability to borrow under a loan and security agreement dated November 30, 1994, as amended (the "Loan Agreement") between Bird Incorporated and Shawmut Capital (the "Bank"). The loan agreement contains financial and operating covenants, which among other things, (i) require the Company to maintain prescribed levels of tangible net worth, cash flow, earnings before interest, taxes, depreciation and amortization and (ii) place limits on capital expenditures. There are also restrictions on indebtedness, liens, investments, acquisitions, dispositions, mergers, and the payment of dividends.

             As of June 30, 1995, the Company was in compliance with each of the prescribed covenants as outlined in the Loan Agreement. The loan, which is guaranteed by the Company and secured by substantially all of the assets of the Company and its subsidiaries, is defined as a $15 million revolving credit line and a $5 million term loan for working capital, letters of credit and general corporate purposes. The revolving credit availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the Bank. Currently the availability calculation does not allow borrowing to the full extent of the loan due to the seasonality of the housing business. The Company believes that the full amount will be available as the level of accounts receivable increases during the year. As of June 30, 1995 there were no loans outstanding under the revolving credit line portion of the Loan

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



             Agreement. Principal payments of $62,500 on the $5 million term loan are due and payable monthly commencing on January 1, 1996 and continuing on the first day of each month thereafter to and including the first day of November, 1996 after which beginning on December 1, 1996 the monthly principal payment will increase to $71,417 continuing monthly through and including November 1, 1997. The entire remaining principal amount then outstanding will be due and payable on November 30, 1997. Proceeds in excess of $100,000 from the sale of any fixed asset may, at the Bank's discretion, be applied against the outstanding principal balance of the term loan at the time of any such sale. Interest on the loans is either the Bank's base rate which was 9% on June 30, 1995, or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points at the Company's election, plus the greater of $25,000 or 1/4% on any unused portion of the facility.

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

             In 1993, Kensington accepted significant contracts which provided an immediate impact of new orders. Additionally, Kensington greatly improved the design of its windows by introducing a new manufacturing process. The combination of the rapid increase of business and manufacturing changes caused unusual delays in meeting customer needs and therefore sales and profits were negatively impacted. As a result, Kensington experienced serious cash needs which further hampered production requirements. Primarily as a result of continuing losses and the inability of Kensington to properly finance its operation, Kensington's independent accountants have issued "going concern" opinions at December 31, 1994 and December 31, 1993. After negotiating with its partner, the Company agreed to invest additional cash in return for temporarily increasing its ownership in Kensington to 90%. The terms of the new agreement allowed Kensington to return to an equal partnership if, before the later of December 31, 1994 or six months following the Company's last investment (made in August, 1994), its partner could match the additional investment made by the Company.
             Under the terms of the Kensington Partnership Agreement, a Management Committee was established to oversee the operations of the partnership. The agreement required, among other things, unanimous approval of

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



             the Management Committee for the following: (a) any distributions; (b) the incurrence of any indebtedness; (c) the creation of any form of encumbrance; (d) the adoption or modification of the partnership's annual plan and operating budget; and (e) any transaction requiring expenditures in excess of $15,000 and not contemplated in or provided for in the annual business plan or operating budget. Each partner was entitled to name two of the five members of the Management Committee with the fifth member being the President of Kensington. Approval from both partners was required to hire the President of Kensington. Under the terms of the agreement, significant operating decisions require unanimous approval as noted above.

             As of February 28, 1995, the minority partner did not match the additional investment made by the Company. As a result, the Company's ownership in the joint venture was permanently fixed at 90%, resulting in a change in financial reporting from the equity method to consolidation beginning March 1, 1995.

             On June 2, 1995, the Company sold all of the outstanding capital stock of Bird-Kensington Holding Corp. ("Bird-Kensington"), which owned the Company's interest in Kensington, to Jannock, Inc. ("Jannock"). The sale was consummated pursuant to the exercise by Jannock of an option granted under that certain Asset Purchase Agreement dated as of September 23, 1994 (as amended by amendments dated as of January 24, 1995, January 31, 1995, and April 27, 1995), (the "Asset Purchase Agreement").
             The purchase price consisted of cash in the amount of $2,780,000 and the assumption of certain liabilities related to the Kensington business.

             Cash proceeds were reduced by $1 million representing the cost to acquire the minority partner's interest in Kensington. In addition, $3,692,000 was invested by the Company in Bird-Kensington, as a condition of the sale, to enable Kensington to pay certain liabilities and to assure that the equity of Kensington was not less than $1,150,000 at the time of closing as stipulated in the Asset Purchase Agreement. Certain adjustments, subject to increase or decrease upon final determination at the closing date, affecting equity were required to be made to the Kensington financial statements as of March 31, 1995. These adjustments were primarily asset write-downs and the exclusion of certain assets related to affiliated companies to be assumed by the Company of approximately $700,000 and $500,000, respectively.

             Within 30 days following the closing date, Jannock presented to the Company Kensington's financial statements as of June 2,

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)


             1995, in accordance with the Asset Purchase Agreement, as amended, indicating that the Company may be required to make an additional investment of up to $471,000 as a condition of the sale to assure that the equity of Bird-Kensington was not less than $1,050,000, as stipulated in the Asset Purchase Agreement. The Company established a reserve for the full amount at June 30, 1995.

        7. In 1986, the Company, along with numerous other companies, was named by the EPA as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost of the remedial work and other expenses covered by the settlement agreement can only be estimated. The Company has provided a reserve amounting to $1 million at June 30, 1995 for its estimated share of the ultimate cost of cleanup, most of which will be paid in 1995.

             In 1994, the Arizona Department of Environmental Quality (the "ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a former division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. Receipt of the NV prompted negotiations between the ADEQ, Southwest and the Company. The negotiation resulted in a consent order between the ADEQ and the Company on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and ground water that may have been contaminated by leaks from an underground storage tank previously removed by the Company. In accordance with the work plan, the Company expects to remediate the soil and ground water where and if necessary. The Company's management believes that the cost to the Company of such remediation will be in the range from $200,000 to $700,000. The Company has provided a reserve totaling $504,000 at June 30, 1995 for its proportionate share of the estimated ultimate cost of cleanup based on management's

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)


             best estimate of the cost to be incurred. The Company anticipates that $200,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation. This potential recovery has not been recorded as of June 30, 1995.

        8. For the six months ended June 30, 1995, the Company recorded income from discontinued business activities of $17,120,000 comprised of a first quarter gain of $20,579,000 on the sale of the vinyl business to Jannock offset by $1.5 million in provisions relating to pension plans and product liability claims associated with former roofing operations and a second quarter loss of $1,959,000 on the sale of the Kensington business to Jannock.

             Sales of $6,365,000 and $8,859,000 were recorded for the vinyl business for the periods ending March 7, 1995 and March 31, 1994, respectively. As a percentage of sales, gross margins for these periods were 6.5% and 22.7%, respectively.

        9. During the second quarter of 1994, the Company's 40% interest in Mid-South Building Supply, Inc. was redeemed for $1 million in cash resulting in a loss of $1,261,000.

        10. Restrictions on the payment of dividends on Common and Preference Stock are imposed by the terms of the amended Loan Agreement dated November 30, 1994. Payment of dividends on Preferred Stock are permitted under said Loan Agreement. The quarterly dividends on the Preferred Stock due March 1 and June 1, 1995 in the aggregate amount of $14,500 were declared and paid in full when due. Quarterly dividends in arrears amounting to $21,800 on the Preferred Stock due March 1, June 1 and September 1, 1994 were declared and paid in full on June 15, 1995. Dividends are in arrears on the Preference Stock in the aggregate amount of $1,883,000 for the five quarterly periods ended February 15, 1995. The quarterly dividend on the Preference Stock due May 15, 1995 has been paid. The quarterly dividend on the Preference Stock due August 15, 1995 and one quarterly dividend in arrears amounting to $753,000 were, with the consent of the Bank, declared on May 25, 1995 and are expected to be paid on August 15, 1995.

        11. During 1993, the Company decided to close its "on-site" environmental remediation business. This business involved environmental remediation projects such as the processing of oily waste sites at refineries, operation and management of waste processing sites and the removal and remediation of sludge.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



             As of June 30, 1995, the remaining assets and liabilities relating to the "on site" environmental remediation business approximated $291,000 and $612,000, respectively. The assets relate primarily to accounts receivable due to holdbacks on asset sales and the liabilities relate primarily to severance payments, a disputed trade payable and certain other obligations such as for taxes and workers compensation.

             During the second quarter of 1994, the Company agreed to sell its 80% interest in Bird Environmental Gulf Coast, Inc.
             ("BEGCI"), which owns and operates the "on-site" environmental business, to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. Currently, the expected disposal date is uncertain since the minority partner has been unable to finance the purchase of the facility. The Company is actively seeking another purchaser for its interest in the facility. However, efforts to attract a buyer have been unsuccessful even at severely discounted prices. The continuing losses of the facility combined with equipment related problems and the limited apparent prospects for near term improvement precipitated a vote by the Company's Board of Directors to suspend further funding of the facility. As a result of this action, the Company's remaining investment of $7.5 million was written-off and a $3 million reserve was established for the potential costs, such as the potential buy-out of minority shareholders and cleanup expenses associated with the closure of the facility. In addition, for the six month period ending
             June 30, 1995, the Company made additional investments in BEGCI of $1,104,000 which were not considered recoverable and as a result were written-off.

        12. The Company warrants under certain circumstances that its building material products meet certain manufacturing and material specifications. The warrant policy is unique to each product, ranges from twenty to forty years, is generally for the material cost and requires the owner to meet specific criteria such as proof of purchase. The Company offers the original manufacturer's warranty only as part of the original sale and at no additional cost to the customer. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



        FINANCIAL CONDITION
        -------------------

        As of June 30, 1995, the Company had cash and cash equivalents on hand totaling $4.5 million and total debt of $6.2 million. The Company's external financial needs are augmented by its ability to borrow under the amended Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird Incorporated and Shawmut Capital of Glastonbury, Connecticut. The Loan Agreement consists of a $15.0 million revolving credit commitment and a $5.0 million term loan. Up to $5.0 million of the revolving credit facility can be used for letters of credit. Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the Lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment. As of July 31, 1995, an aggregate amount of $9,840,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement. As of June 30, 1995, there were no amounts outstanding under the revolving credit facility. Letters of credit outstanding as of June 30, 1995 totaled $2,733,000. Intercompany loans and advances to non-borrowing affiliates including BEGCI and Kensington are permitted under the Loan Agreement.

        The Loan Agreement contains financial and operating covenants which, among other things,(i) require the Company to maintain prescribed levels of tangible net worth, net cash flow, earnings before interest, taxes, depreciation and amortization, and ratio of current assets to current liabilities and (ii) place limits on capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of dividends), mergers, acquisitions, and disposition of assets.

        Interest on both the revolving credit portion and term loan portion of the Loan Agreement accrues at either the base rate which was 9% on June 30, 1995, or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points at the borrower's election, plus the greater of $25,000 or 1/4% on any unused portion of the facility. Principal payments of $62,500 on the $5 million term loan are due and payable monthly commencing on January 1, 1996 and continuing on the first day of each month thereafter to and including November 1, 1996 after

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



        which beginning on December 1, 1996 the monthly principal payment will increase to $71,417 continuing monthly through and including November 1, 1997. The entire remaining principal amount then outstanding will be due and payable on November 30, 1997. Proceeds in excess of $100,000 from the sale of any fixed asset may, at the bank's discretion, be applied against the outstanding principal balance of the term loan at the time of any such sale.

        On March 8, 1995, the Company sold substantially all of the assets of its vinyl business to Jannock, Inc. for $47.5 million in cash subject to certain downward adjustments which totaled $4,962,000. Net of adjustments, the gain on the sale of the vinyl business totaled $20.6 million. The sale included the assumption by the purchase of certain specified liabilities of the vinyl business. The transaction also included an option to purchase the Company's interest in Kensington for a purchase price of $2,780,000. Kensington operates a vinyl window fabrication business in Leechburg, Pennsylvania.

        As of June 15, 1994, the Company's 90% owned joint venture, Kensington Partners ("Kensington") entered into a financing/ factoring agreement with Bankers Capital of Chicago, Illinois. Under the terms of the agreement, Bankers Capital agreed to provide up to $2.5 million in financing based on the value of certain acceptable receivables. The amount advanced at any one time could not exceed 80% of the value of these receivables. Interest on the amount advanced was at the prime lending rate plus 1#%. Additionally, Bankers Capital charged a fee ranging from 1.0% to 3.45% of the total amount of the value of acceptable receivables used to extend financing and based on the age of such receivables. As the receivables age, the applicable fee percentage increased. In light of the interest and fees described above, the average borrowing rate for the quarters ending March 31, and June 30, 1995 under the Bankers Capital Agreement was 37.8%. The financing by Bankers Capital was co-guaranteed by the Company.

        On June 2, 1995, the Company sold all of the outstanding capital stock of Bird-Kensington Holding Corp. ("Bird-Kensington"), which owned the Company's interest in Kensington, to Jannock. The sale was consummated pursuant to the exercise by Jannock of the option granted under the Asset Purchase Agreement. The purchase price consisted of cash in the gross amount of $2,780,000 and the assumption of certain liabilities related to the Kensington business.

        Cash proceeds were reduced by $1 million representing the cost to acquire the minority partner's interest in Kensington. In addition, $3,692,000 was invested by the Company in Bird-Kensington, as a

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



        condition of the sale, to enable Kensington to pay certain liabilities including the repayment of all loans outstanding with Bankers Capital and to assure that the equity of Kensington was not less than $1,150,000 at the time of closing. Certain adjustments, subject to increase or decrease upon final determination at the closing date, affecting equity were required to be made to the Kensington financial statements as of March 31, 1995. These adjustments were primarily asset write-downs and the exclusion of certain assets related to affiliated companies to be assumed by the Company of approximately $700,000 and $500,000, respectively.

        Within 30 days following the closing date, Jannock presented to the Company, Kensington's financial statements as of June 2, 1995, in accordance with the Asset Purchase Agreement as amended, indicating that the Company may be required to make an additional investment of up to $471,000 as a condition of the sale to assure that the equity of Bird-Kensington was not less than $1,050,000. The Company established a reserve for the full amount at June 30, 1995.

        Net cash and cash equivalents increased during the six month period ending June 30, 1995 by $4,158,000 to $4,479,000 due to cash received from the sale of the vinyl business. The cash used by operations for the six month period ended June 30, 1995 increased $10,423,000, from $10,743,000 to $21,166,000. The change was attributable primarily to the fact that at June 30, 1995 the Company reported a gain of $20,579,000 on the sale of its vinyl business, a loss of $1,959,000 on the sale of its window fabrication business and a $7,304,000
        reduction to deferred taxes.   There were also changes in balance
        sheet items such as liabilities related to financing and inventories. Liabilities related to financing increased approximately $9 million primarily the result of the $5 million build-up of finished goods inventory related to sluggish demand for roofing products during the second quarter of 1995 and the establishment of a $3 million reserve for the closure of the San Leon facility.

        The Company had approximately $49.7 million of net cash provided from investing activities for the period ended June 30, 1995 as compared to a total of approximately $1.4 million of net cash receipts used in investing activities for the period ended June 30, 1994. The change is primarily the result of $47.9 million of cash receipts from the proceeds of the sale of certain of the Company's assets (including, primarily, the sale of the assets of the vinyl business to Jannock, Inc. in March 1995), offset by cash used for capital expenditures of the roofing business. The net cash resulting from financing activities changed by $31 million for the period ended June 30, 1995 as compared to the period ended June 30, 1994. The change is attributable to the fact that during 1995 the Company repaid $24

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



        million of debt in excess of borrowings, as compared to 1994 when the Company borrowed approximately $6 million in excess of repayments.

        There were several significant changes in the balance sheet accounts between December 31, 1994 and June 30, 1995 which related primarily to the sale of the Company's vinyl business in March, 1995. Cash increased $4.2 million, accounts and notes receivable decreased $12 million, deferred income taxes was reduced by $6 million, current liabilities decreased $17.3 million and long term debt decreased $7 million. Assets held for sale decreased $7.5 million due to the write-down of BEGCI.


        RESULTS OF OPERATIONS
        ---------------------

        Net sales from continuing operations decreased 66.7% from $95,349,000 to $31,761,000 for the first six months of 1995 as compared to the same period in the prior year primarily due to the sale of the Company's distribution and vinyl products business units. Sales from the roofing manufacturing business decreased $1,723,000 or 7.5% compared to the same six month period in the prior year due to the erosion of volume. The decreased volume was attributable to a weak remodeling market in the Northeast and decreasing customer confidence that the Company would remain an autonomous roofing producer. The Company plans to expand its sales territories to include areas bordering the Northeastern states in order to replace lost volume. Net sales from continuing operations decreased $43,348,000 or 74.1% for the second quarter of 1995 compared to the same quarter in the prior year primarily as a result of the sale of the Company's distribution and vinyl products business units. Net sales for the roofing manufacturing business decreased $4,403,000 or 26.4% compared to the same quarter in the prior year due to a decrease in volume primarily due to the aforementioned weak remodeling market. Another contributing factor was that a portion of the volume that would normally be shipped in the second quarter was actually shipped during the first quarter due to unseasonably favorable weather conditions in the Northeast region during that period.

        The Company's cost of sales from continuing operations compared to the same period in the prior year decreased 64.5% from $77,736,000 to $27,608,000 for the six months of 1995. The decline was primarily a result of the sale of the Company's distribution and vinyl products business units. Cost of sales for the roofing business decreased 11.6% or $2,338,000 due primarily to decreased manufacturing costs related to a decrease in sales volume. Although the Company

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



        experienced raw material price increases in glass mat and dry felt, the cost of asphalt, along with related freight was reduced significantly as a result of the newly constructed asphalt oxidizer which produces asphalt saturant and coatings. The oxidizer became operational in the first quarter of 1995. The Company's cost of sales from continuing operations for the second quarter of 1995 compared to the same period in the prior year decreased 73.7% from $47,543,000 to $12,517,000. Cost of sales for the roofing business decreased 30.9% due primarily to the reasons previously stated.

        For the six months ended June 30, 1995, the roofing manufacturing business cost of sales as a percentage of sales decreased 3.9% from 88.4% to 84.5%, as compared to the same period in the prior year. For the three months ended June 30, 1995 the percentage of cost of sales to sales as compared to the same period in the prior year decreased 6% from 86.1% to 80.8%.

        Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1995 decreased 73.4% from $8,912,000 to $2,374,000 and decreased 60% for the six month comparative period from $17,266,000 to $6,913,000. The decrease was primarily attributable to the sale of the Company's distribution and vinyl products business units. However, SG&A expenses (expressed as a percentage of sales) remained relatively constant at approximately 15.5% for the three month comparative period and increased slightly from 18.1% to 21.8% for the six month comparative period. The increase was due primarily to the amortized refinancing costs associated with the 1994 refinancing of an earlier credit agreement, additional charges related to environmental remediation and estimated costs associated with closing the corporate office recorded during the first quarter of 1995.

        Interest expense decreased approximately 91.8% from $1,776,000 to $145,000 for the second quarter of 1995 compared to the second quarter of 1994. For the six months ended June 30, 1995, interest expense decreased approximately 68.9% or $1,740,000 as compared to the same period in the prior year. The decreased interest expense relates primarily to the use of proceeds from the sale of the vinyl products and distribution business units to reduce debt.

        On March 8, 1995, the Company sold its vinyl manufacturing business to Jannock, Inc. for $47.5 million subject to adjustment. The resulting gain of $20,579,000 has been recorded as discontinued business activities. This gain was reduced by a charge of $1,500,000 for the estimated cost to terminate the qualified and unqualified unfunded employee benefit plans and future product liability claims related to former roofing operations.

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



        On June 2, 1995, the Company sold its window fabrication business to Jannock for $2,780,000 resulting in a loss of $1,959,000 which was recorded as discontinued business activities during the quarter ended June 30, 1995. Effective February 28, 1995, the Company's ownership in Kensington was permanently fixed at 90% resulting in a change in financial reporting from the equity method to consolidation. Therefore, the equity losses for 1995 reflect the results of two months versus three months in 1994.

        In connection with the Board of Director's 1994 decision to sell
        BEGCI and the Company's agreement on June 18, 1994 to sell its shares in BEGCI to the minority stockholders, subject to financing, the Company reclassified BEGCI results as a discontinued operation as of June 30, 1994 and adjusted its book value resulting in an aggregate charge for the six months ended June 30, 1994 of $10,318,000. In addition, excess costs of $3,861,000 related to the "on-site" environmental remediation business and charged to results of operations in 1993 had been reversed and were recorded as discontinued operations in the consolidated statement of operations for the six months ending June 30, 1994. The Company had intended to operate the San Leon Facility owned by BEGCI until the sale of its interest in BEGCI was consummated. Efforts to sell the facility had been unsuccessful through the second quarter of 1995 and the facility continued to incur losses. Consequently, on July 18, 1995 the Company's Board of Directors voted to suspend further funding of the facility. As a result of this action, the Company wrote-off its $7.5 million investment and established a $3 million reserve for potential costs such as the potential buy-out of minority shareholders and cleanup expenses associated with the closure of the facility. For the three and six month periods ended June 30, 1995, the Company invested
        $868,000 and $1,104,000, respectively, which were deemed non-recoverable and charged to discontinued operations.

        The Company's effective income tax rate from continuing operations was 62.4% for the six month period ended June 30, 1995 and zero for the same period in the prior year. No tax benefit was recorded for the period ending June 30, 1994 as there was no reasonable assurance that related deferred tax assets would be realized in future taxable years. For the same period during the current year, the estimated annual effective tax rate reflects an increase of approximately $2,951,000 in the valuation allowance to $7,951,000 due primarily to the loss on the window fabrication business and charges to discontinued business activities related to former roofing operations where there is no assurance that any tax benefit would be realized from these losses in the future. However, the Company expects the roofing business to be a significant contributor to future taxable income.

                          PART II - OTHER INFORMATION
                          ---------------------------


        Item  2.  Changes in Securities
        -------------------------------

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

             The Company is in arrears in the payment of dividends on its $1.85 cumulative preference stock ("Preference Stock"). (See
             Item 3 (b), below). The Articles of Organization of the Company provide that in the event that full cumulative dividends on the Preference Stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or make payment on its Common Stock, until full cumulative dividends on the Preference Stock are declared and paid or set aside for payment.



        Item 3.  Defaults Upon Senior Securities
        ----------------------------------------

             (b) Dividends are in arrears on the Preference Stock in the aggregate amount of $1,883,000 for the five quarterly periods ended February 15, 1995. The quarterly dividend on the Preference Stock due August 15, 1995 and one quarterly dividend in arrears have, with the consent of Shawmut Capital, been declared and are expected to be paid on August 15, 1995.



        Item 4.  Submission of Matters to a Vote of Security Holders.
        -------------------------------------------------------------

             (a) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for the Board of Directors, as listed in the Proxy Statement for the meeting, and all of such nominees were elected.

                          PART II - OTHER INFORMATION
                          ---------------------------
                                  (continued)



             (b) A brief description of each matter voted upon at the meeting, and the results of voting, are as follows:

                  (i) Election of three directors to the class whose term expires in 1998:

                                                 FOR              WITHHELD
                                           ----------------    -------------
                  Charles S. Bird, Jr.     3,702,246 Shares    65,956 Shares
                  Richard C. Maloof        3,702,837 Shares    65,368 Shares
                  Loren R. Watts           3,697,164 Shares    71,041 Shares



        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------

             (a) Exhibit 11 - Statement Regarding Computation of per Share Earnings

             (b) Reports on Form 8-K. On June 16, 1995, the Company filed a Form 8-K disclosing the sale of its window fabrication business to Jannock, Inc. on June 2, 1995. The Form 8-K included pro forma financial information as of March 31, 1995, assuming the sale of the window fabrication business had occurred on that date.

                                BIRD CORPORATION


                                   SIGNATURES
                                   ----------



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               BIRD CORPORATION
                                               -------------------------------

       Date:   August 8, 1995




                                               -------------------------------
                                               Donald L. Sloper, Jr.
                                               Corporate Controller and
                                               Principal Accounting Officer






                                               -------------------------------
                                               Richard C. Maloof
                                               President and COO


                                BIRD CORPORATION

                                 EXHIBIT INDEX
                                 -------------


                                                                    Sequential
     Exhibit No.                                                     Page No.
     -----------                                                    -----------
         11      Statement regarding computation of per share
                   earnings




