Form 10-Q
period 1995-09-30
BIRD CORP
filed 1995-11-09
CIK 12245

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              September 30, 1995
                               ------------------------------------------------
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    --------------------------

Commission file number    0-828
                      ---------------------------------------------------------

                              BIRD CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                       04-3082903
-------------------------------------------------------------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

1077 Pleasant Street  Norwood, MA                        02062
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(617) 551-0656
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
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
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes         No
                            -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1,1995. 4,117,555 shares.

                                BIRD CORPORATION
                                ----------------


                                     INDEX



                                                              PAGE NO.
                                                              --------
Part I.   Financial Information:

Consolidated Balance Sheets
   September 30, 1995 and December 31, 1994.................     2

Consolidated Statements of Operations for the
  Three and Nine Months Ended September 30, 1995 and 1994...     4

Consolidated Statements of Cash Flows For the
  Nine Months Ended September 30, 1995 and 1994.............     5

Notes to Consolidated Financial Statements..................     6

Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations ..............................................    13


Part II.  Other Information ................................    19

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
$(000 omitted except share data)                         September 30,  December 31,
                                                             1995          1994
                                                         -------------  ------------
Assets

Current Assets:
  Cash and equivalents                                        $ 2,137     $   321
  Accounts and notes receivable                                11,109      22,781
     Allowance for doubtful accounts                           (2,064)     (3,137)
  Inventories                                                   6,398       8,371
  Prepaid expenses and other assets                             1,465       3,095
  Deferred income tax                                             680       6,836
                                                              -------     -------
               Total current assets                            19,725      38,267
                                                              -------     -------

Property, Plant and Equipment:
  Land and land improvements                                    2,853       3,145
  Buildings                                                     6,960      11,742
  Machinery and equipment                                      28,729      33,760
  Construction in progress                                      1,205       5,705
                                                              -------     -------
                                                               39,747      54,352

  Less - Depreciation and amortization                         15,714      24,323
                                                              -------     -------
                                                               24,033      30,029
                                                              -------     -------

Assets held for sale                                                0       7,500
Other assets                                                      548       1,247
Deferred tax asset                                              7,514       8,662
                                                              -------     -------

                                                              $51,820     $85,705
                                                              =======     =======



See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          (Unaudited)
                                                         September 30,  December 31,
($000 omitted except share data)                             1995          1994
                                                         -------------  ------------
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                       $12,233     $13,671
  Long-term debt, portion due within one year                     922      18,071
  Retirement plan contributions payable                           192         302
  Income taxes payable                                            317         596
                                                              -------     -------
               Total current liabilities                       13,664      32,640
                                                              -------     -------

Long-term debt, portion due after one year                      5,196      12,504
                                                              -------     -------
Other liabilities                                               3,622       2,715
                                                              -------     -------
Deferred income taxes                                             128         128
                                                              -------     -------

Stockholders' Equity
  5% cumulative preferred stock, par value
    $100. Authorized 15,000 shares;issued 5,820
    shares (liquidating preference $110 per share,
    aggregating $640 before dividends)                            582         582

  Preference stock, par value $1. Authorized
    1,500,000 shares; issued 814,300 shares
    of $1.85 cumulative convertible preference
    stock (liquidating preference $20 per share,
    aggregating $16,286 before dividends)                         814         814



  Common stock, par value $1. Authorized
    15,000,000 shares; issued 4,390,991 shares
    in 1995, 4,375,179 shares in 1994                           4,391       4,375
  Other capital                                                27,341      27,235
  Retained earnings                                              (927)      7,860
                                                              -------     -------
                                                               32,201      40,866
  Less -
    Treasury stock, at cost:
      Common - 275,100 shares in 1995 and 1994                 (2,991)     (2,991)
    Unearned compensation                                           0        (157)
                                                              -------     -------
                                                               29,210      37,718
                                                              -------     -------

                                                              $51,820     $85,705
                                                              =======     =======


          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              (Unaudited)
                                                  Three Months Ended     Nine Months Ended
                                                     September 30,         September 30,
                                                  ------------------     -----------------
                                                   1995       1994        1995        1994
($000 omitted except share data)                   ----       ----        ----        ----
Net Sales                                         $12,170    $46,246    $ 43,931    $141,595
                                                  -------    -------    --------    --------
Costs and expenses:
  Cost of sales                                    10,353     37,077      37,961     114,813
  Selling, general and
   administrative expense                           2,308      6,724       9,221      23,990
  Interest expense                                    105      1,612         891       4,138
  Net discontinued business
   activities expense (income)                          0     (2,677)    (17,120)     (1,416)
  Equity losses from partnership                        0        206         372       1,644
                                                  -------    -------    --------    --------
    Total costs and expenses                       12,766     42,942      31,325     143,169
                                                  -------    -------    --------    --------

Earnings (loss) from continuing operations
  before income taxes                                (596)     3,304      12,606      (1,574)
Provision for income taxes                              0          0       8,232           0
                                                  -------    -------    --------    --------

Earnings (loss) from continuing operations           (596)     3,304       4,374      (1,574)
                                                  -------    -------    --------    --------

Discontinued operations:
  Earnings from operations of discontinued
     businesses, net of taxes                           0          0           0       2,019
  Loss on disposal of environmental business            0       (907)    (11,604)     (9,384)
                                                  -------    -------    --------    --------

Net loss from discontinued operations                   0       (907)    (11,604)     (7,365)
                                                  -------    -------    --------    --------

Net earnings (loss) before dividends              $  (596)   $ 2,397    $ (7,230)   $ (8,939)

Preferred and preference stock
  cumulative dividends                                384        384       1,152       1,152
                                                  -------    -------    --------    --------
Net earnings (loss) applicable to common
  stockholders                                    $  (980)   $ 2,013    $ (8,382)   $(10,091)
                                                  =======    =======    ========    ========

Primary earnings (loss) per common share:
  Continuing operations                           $ (0.24)   $  0.76    $   0.79    $  (0.67)
  Discontinued operations                         $  0.00    $ (0.24)   $  (2.83)   $  (1.82)
                                                  -------    -------    --------    --------
Net earnings (loss) after dividends               $ (0.24)   $  0.52    $  (2.04)   $  (2.49)
                                                  =======    =======    ========    ========

See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              (Unaudited)
                                                            Nine Months Ended
($000 omitted)                                                September 30,
                                                             1995        1994
                                                             ----        ----
Cash flow provided (used)
 by operations:
Net loss                                                   $ (7,230)   $  (8,939)
Adjustments to reconcile to net
 cash used by operations:
  Depreciation and amortization                               2,193        4,070
  Provision for losses on accounts receivable                    32        1,044
  Deferred income taxes                                       7,304            0
  Gain on sale of distribution business                           0       (1,416)
  Loss on disposal of environmental business                  7,500        9,384
  Gain on sale of vinyl business                            (20,579)           0
  Loss on sale of window business                             1,959            0
Changes in balance sheet items:
  Accounts receivable                                          (470)      (5,566)
  Inventories                                                (4,361)         603
  Prepaid expenses                                            1,425       (2,727)
  Liquidation reserve                                             0       (4,461)
  Liabilities not related to
   financing activities                                     (10,300)      (4,722)
  Other assets                                                  100          660
                                                           --------    ---------
Cash flow used by operations                                (22,427)     (12,070)
                                                           --------    ---------

Cash flows from investing activities:
  Acquisition of property, plant and equipment               (1,437)      (5,055)
  Proceeds from sale of businesses                           50,680       27,195
  Other investments                                             230       (1,313)
                                                           --------    ---------

Net cash provided by investing activities                    49,473       20,827
                                                           --------    ---------

Cash flows from financing activities:
  Debt proceeds                                              17,034      119,451
  Debt repayments                                           (41,213)    (136,014)
  Dividends paid                                             (1,173)           0
  Other equity changes                                          122          488
                                                           --------    ---------

Net cash used in financing activities                       (25,230)     (16,075)
                                                           --------    ---------

Net increase (decrease) in cash and equivalents               1,816       (7,318)
Cash and cash equivalents at beginning of year                  321        7,518
                                                           --------    ---------

Cash and cash equivalents at end of period                 $  2,137    $     200
                                                           ========    =========



See accompanying notes to consolidated financial statements.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. In the opinion of the Company, the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of September 30, 1995 and December 31, 1994 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994.

2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months.

3. Primary earnings(loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings (loss) per common share also give effect to the reduction in earnings per share which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period. Fully diluted loss per share amounted to $1.50 for the nine month period ended September 30, 1995 compared to a loss per share of $1.87 for the same period in the prior year.

4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.


                              (Unaudited)
                              September 30,      December 31,
                                 1995                1994
                              -------------      ------------
                                   (Thousands of dollars)
       Current Costs:
       Raw Materials            $  1,278          $   3,554
       Finished goods              5,654              6,924
                                --------          ---------
                                   6,932             10,478
       Less: LIFO reserve            534              2,107
                                --------          ---------
                                $  6,398          $   8,371
                                ========          =========

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



5.     The Company's borrowing and debt obligations are summarized as follows:
                              (Unaudited)
                              September 30,        December 31,
                                  1995                1994
                              -------------        ------------
                                   (Thousands of dollars)
       Long-Term Debt:
       Revolving Credit
         Agreement              $      0            $ 13,937
       Term Loans                  5,039              15,000
       Obligations under
         capital leases            1,079               1,638
                                --------            --------
                                   6,118              30,575
       Less - portion due
         within one year             922              18,071
                                --------            --------

       Long term debt           $  5,196            $ 12,504
                                ========            ========


     As of September 30, 1995, the Company had cash and cash equivalents on hand totaling $2,137,000. Additionally, the Company's external financial needs are augmented by its ability to borrow under a loan and security agreement dated November 30, 1994, as amended (the "Loan Agreement") between Bird Incorporated and Shawmut Capital (the "Bank"). The
     Loan Agreement contains financial and operating covenants, which among other things, (i) require the Company to maintain prescribed levels of tangible net worth, cash flow, earnings before interest, taxes, depreciation and amortization and (ii) place limits on capital expenditures. There are also restrictions on indebtedness, liens, investments, acquisitions, dispositions, mergers, and the payment of dividends.

     As of September 30, 1995 the Company was in default under Section 8.3.3 of the Loan Agreement as a result of failing to achieve a stated level of cash flow for the third quarter. As a result of the weak remodeling market during 1995, sales volume and earnings were less than anticipated, negatively impacting cash flow. At the request of the Company, the Bank waived the cash flow requirements for this period without penalty. The Company expects to be able to meet more lenient covenant requirements at measurement dates within the next twelve months.

     The loan, which is guaranteed by the Company and secured by substantially all of the assets of the Company and its subsidiaries, is defined as a $15 million revolving credit line and a $5 million term loan for working capital, letters of credit and general corporate purposes. The revolving credit

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



     availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the Bank. Currently the availability calculation does not allow borrowing to the full extent of the loan due to the seasonality of the housing business. As of October 31, 1995, an aggregate amount of $11,805,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement. As of September 30, 1995 there were no loans outstanding under the revolving credit line portion of the Loan Agreement. Principal payments of $62,500 on the $5 million term loan are due and payable monthly commencing on January 1, 1996 and continuing on the first day of each month thereafter to and including the first day of November, 1996 after which beginning on December 1, 1996 the monthly principal payment will increase to $71,417 continuing monthly through and including November 1, 1997. The entire remaining principal amount then outstanding will be due and payable on November 30, 1997. Proceeds in excess of $100,000 from the sale of any fixed asset may, at the Bank's discretion, be applied against the outstanding principal balance of the term loan at the time of any such sale. Interest on the loans is either the Bank's base rate which was 8.75% on September 30, 1995, or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points, at the Company's election. The Company also pays an annual fee equal to the greater of $25,000 or 1/4% on the average of the unused portion of the facility.

6. On July 1, 1992 the Company entered into a 50% joint venture with Kensington Manufacturing Company to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). Prior to March 1, 1995, the Company's portion of the joint venture results were reported using the equity method. Beginning March 1, 1995, results have been included in the Company's consolidated results as discussed below.

     In 1993, Kensington accepted significant contracts which provided an immediate impact of new orders. Additionally, Kensington greatly improved the design of its windows by introducing a new manufacturing process. The combination of the rapid increase of business and manufacturing changes caused unusual delays in meeting customer needs and therefore sales and profits were negatively impacted. As a result, Kensington experienced serious cash needs which further hampered production requirements. Primarily as a result of continuing losses and the inability of Kensington to properly finance its operation, Kensington's independent accountants issued "going concern" opinions at December 31, 1994 and December 31, 1993. After negotiating with its partner, the Company agreed to invest additional cash in return for temporarily increasing its

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



     ownership in Kensington to 90%. The terms of the new agreement allowed Kensington to return to an equal partnership if, before the later of December 31, 1994 or six months following the Company's last investment (made in August, 1994), its partner matched the additional investment made by the Company.

     As of February 28, 1995, the minority partner did not match the additional investment made by the Company. As a result, the Company's ownership in the joint venture was permanently fixed at 90%, resulting in a change in financial reporting from the equity method to consolidation beginning March 1, 1995.

     On June 2, 1995, the Company sold all of the outstanding capital stock of Bird-Kensington Holding Corp. ("Bird-Kensington"), which owned the Company's interest in Kensington, to Jannock, Inc. ("Jannock"). The sale was consummated pursuant to the exercise by Jannock of an option granted under the Asset Purchase Agreement dated as of September 23, 1994 (as amended by amendments dated as of January 24, 1995, January 31, 1995, and April 27, 1995) (the "Asset Purchase Agreement"). The purchase price consisted of cash in the amount of $2,780,000 and the assumption of certain liabilities related to the Kensington business.

     One million dollars of the cash proceeds were used to acquire the minority partner's interest in Kensington. In addition, $3,692,000 was invested by the Company in Bird-Kensington, as a condition of the sale, to enable Kensington to pay certain liabilities and to assure that the equity of Kensington was not less than $1,150,000 at the time of closing as stipulated in the Asset Purchase Agreement. Certain adjustments, subject to increase or decrease upon final determination at the closing date, affecting equity were required to be made to the Kensington financial statements as of March 31, 1995. These adjustments were primarily asset write-downs and the exclusion of certain assets related to affiliated companies to be assumed by the Company of approximately $700,000 and $500,000, respectively.

     Within 30 days following the closing date, Jannock presented to the Company Kensington's financial statements as of June 2, 1995, in accordance with the Asset Purchase Agreement, as amended, indicating that the Company make an additional investment of up to $471,000 as a condition of the sale to assure that the equity of Bird-Kensington was not less than $1,050,000, as stipulated in the Asset Purchase Agreement. The Company established a reserve for the full amount at June 30,

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



     1995 and subsequently paid to Jannock $398,000 in full settlement of the terms of the Asset Purchase Agreement.

7. In 1986, the Company, along with numerous other companies, was named by the EPA as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost of the remedial work and other expenses covered by the settlement agreement can only be estimated. The Company has provided a reserve amounting to $1 million at September 30, 1995 for its estimated share of the ultimate cost of cleanup, most of which will be paid in 1996.

     In 1994, the Arizona Department of Environmental Quality (the "ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a former division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. Receipt of the NV prompted negotiations between the ADEQ, Southwest and the Company. The negotiation resulted in a consent order between the ADEQ and the Company on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and ground water that may have been contaminated by leaks from an underground storage tank previously removed by the Company. In accordance with the work plan, the Company expects to remediate the soil and ground water where and if necessary. The Company's management believes that the cost to the Company of such remediation will be in the range from $200,000 to $700,000. The Company has provided a reserve totaling $454,000 at September 30, 1995 for its proportionate share of the estimated ultimate cost of cleanup based on management's best estimate of the cost to be incurred. The Company anticipates that $200,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation. This potential recovery has not been recorded as of September 30, 1995.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



8. For the nine months ended September 30, 1995, the Company recorded income from discontinued business activities of $17,120,000 comprised of a first quarter gain of $20,579,000 on the sale of the vinyl business to Jannock offset by $1.5 million in provisions relating to pension plans and product liability claims associated with former roofing operations and a second quarter loss of $1,959,000 on the sale of the Kensington business to Jannock.

     Sales of $6,365,000 and $8,859,000 were recorded for the now-discontinued vinyl business for the periods ending March 7, 1995 and March 31, 1994, respectively. As a percentage of sales, gross margins for these periods were 6.5% and 22.7%, respectively.

9. During the second quarter of 1994, the Company's 40% interest in Mid-South Building Supply, Inc. was redeemed for $1 million in cash resulting in a loss of $1,261,000.

10. Restrictions on the payment of dividends on Common and Preference Stock are imposed by the terms of the Loan Agreement dated November 30, 1994. Payment of dividends on Preferred Stock are permitted under the Loan Agreement. The quarterly dividends on the Preferred Stock due March 1, June 1, and September 1, 1995 in the aggregate amount of $21,825 were declared and paid in full when due. The quarterly dividend on the Preferred Stock due December 1, 1995 in the amount of $7,275 was declared on September 29, 1995 and is expected to be paid when due. Quarterly dividends in arrears on the Preferred Stock due March 1, June 1, and September 1, 1994 amounting to $21,825 were declared and paid in full on June 15, 1995.

     Dividends are in arrears on the Preference Stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995. The quarterly dividend on the Preference Stock due May 15, 1995 was declared and paid in full when due. The quarterly dividend on the Preferred Stock due August 15, 1995 and one quarterly dividend in arrears were declared and paid in full on August 15, 1995. The quarterly dividend on the Preference Stock due November 15, 1995 in the amount of $376,000 was, with the consent of the Bank, declared on September 29, 1995 and is expected to be paid when due.

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

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (continued)



     As of September 30, 1995, the remaining assets and liabilities relating to the "on site" environmental remediation business approximated $291,000 and $440,000, respectively. The assets relate primarily to accounts receivable due to holdbacks on asset sales and the liabilities relate primarily to severance payments, a disputed trade payable and certain other obligations such as for taxes and workers compensation.

     During the second quarter of 1994, the Company agreed to sell its 80% interest in Bird Environmental Gulf Coast, Inc. ("BEGCI"), which owns and operates the "on-site" environmental business, to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. Due to the fact the minority partner was unable to finance the purchase of the facility, the Company actively sought another purchaser. However, efforts to attract a buyer have been unsuccessful even at severely discounted prices. The continuing losses of the facility combined with equipment related problems and the limited apparent prospects for near term improvement precipitated a vote by the Company's Board of Directors in July 1995 to suspend further funding of the facility. As a result of this action, during the second quarter of 1995, the Company's remaining investment of $7.5 million was written off and a $3 million reserve was established for the potential costs, such as the potential buy-out of minority shareholders and cleanup expenses associated with the closure of the facility. In addition, for the nine month period ending September 30, 1995, the Company made additional investments in BEGCI of $1,104,000 which were not considered recoverable and as a result were written-off.

12. The Company warrants under certain circumstances that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each product, ranges from five to forty years, is generally for some portion of the labor and material cost and requires the owner to meet specific criteria such as proof of purchase.
     The Company offers the original manufacturer's warranty only as part of the original sale and at no additional cost to the customer. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


FINANCIAL CONDITION
-------------------

As of September 30, 1995, the Company had cash and cash equivalents on hand totaling $2.1 million and total debt of $6.1 million. The Company's external financial needs are augmented by its ability to borrow under the amended Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird Incorporated and Shawmut Capital (the "Bank") of Glastonbury, Connecticut. The Loan Agreement consists of a $15.0 million revolving credit commitment and a $5.0 million term loan. Up to $5.0 million of the revolving credit facility can be used for letters of credit. Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the Lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build- up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment. As of October 31, 1995, an aggregate amount of $11,805,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement. As of September 30, 1995, there were no amounts outstanding under the revolving credit facility. Letters of credit outstanding as of September 30, 1995 totaled $2,233,000. Intercompany loans and advances to non- borrowing affiliates including BEGCI are permitted under the Loan Agreement.

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

As of September 30, 1995 the Company was in default under Section 8.3.3 of the Loan Agreement as a result of failing to achieve a stated level of cash flow for the third quarter. As a result of the weak remodeling market during 1995, sales volume and earnings were less than anticipated, negatively impacting cash flow. At the request of the Company, the Bank waived the cash flow requirements for this period without penalty. The Company expects to meet more lenient covenant requirements at measurement dates within the next twelve months.

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ----------------------------------------------
                                  (continued)



Interest on both the revolving credit portion and term loan portion of the Loan Agreement accrues at either the base rate which was 8.75% on September 30, 1995, or at the London Interbank Offering Rate ("LIBOR") plus 275 basis points, at the borrower's election. The Company also pays an annual fee equal to the greater of $25,000 or 1/4% on the average of the unused portion of the facility. Principal payments of $62,500 on the $5 million term loan are due and payable monthly commencing on January 1, 1996 and continuing on the first day of each month thereafter to and including November 1, 1996 after which beginning on December 1, 1996 the monthly principal payment will increase to $71,417 continuing monthly through and including November 1, 1997. The entire remaining principal amount then outstanding will be due and payable on November 30, 1997. Proceeds in excess of $100,000 from the sale of any fixed asset may, at the bank's discretion, be applied against the outstanding principal balance of the term loan at the time of any such sale.

On March 8, 1995, the Company sold substantially all of the assets of its vinyl business to Jannock, Inc. ("Jannock") for $47.5 million in cash subject to certain downward adjustments which totaled $4,962,000. Net of adjustments, the gain on the sale of the vinyl business totaled $20.6 million. The sale included the assumption by the purchaser of certain specified liabilities of the vinyl business. The transaction also included an option to purchase the Company's interest in Kensington.

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

One million dollars of the cash proceeds were used to acquire the minority partner's interest in Kensington. In addition, $3,692,000 was invested by the Company in Bird-Kensington, as a condition of the sale, to enable Kensington to pay certain liabilities including the repayment of all loans outstanding with Bankers Capital and to assure that the equity of Kensington was not less than $1,150,000 at the time of closing. Certain adjustments, subject to increase or decrease upon final determination at the closing date, affecting equity were required to be made to the Kensington financial statements as of March 31, 1995. These adjustments were primarily asset write-downs and the exclusion of certain assets related to affiliated companies to be assumed by the Company of approximately $700,000 and $500,000, respectively.

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



Within 30 days following the closing date, Jannock presented to the Company, Kensington's financial statements as of June 2, 1995, in accordance with the Asset Purchase Agreement as amended, indicating that the Company make an additional investment as a condition of the sale to assure that the equity of Bird-Kensington was not less than $1,050,000. In August 1995, the Company paid to Jannock $398,000 in full settlement of the terms of the Asset Purchase Agreement.

Net cash and cash equivalents increased during the nine month period ending September 30, 1995 by $1,816,000 to $2,137,000 due to cash received from the sale of the vinyl business. The cash used by operations for the nine month period ended September 30, 1995 increased $10,357,000, from $12,070,000 to $22,427,000. The change was attributable primarily to the fact that at September 30, 1995 the Company reported a gain of $20,579,000 on the sale of its vinyl business, a loss of $1,959,000 on the sale of its window fabrication business and a $7,304,000 reduction to deferred taxes. There were also changes in balance sheet items such as liabilities not related to financing activities and inventories. Liabilities not related to financing activities increased approximately $6 million primarily the result of the $4 million build-up of finished goods inventory related to sluggish demand for roofing products during the third quarter of 1995 and the establishment of a $3 million reserve for the closure of the San Leon facility.

The Company had approximately $49.5 million of net cash provided from investing activities for the period ended September 30, 1995 as compared to a total of approximately $20.8 million for the period ended September 30, 1994. The change is primarily the result of $50.3 million of cash receipts from the proceeds of the sale of certain of the Company's assets (including, primarily, the sale of the assets of the vinyl and window fabrication businesses to Jannock, Inc. in March and June 1995), offset by cash used for capital expenditures of the roofing business. In the prior comparable period, net cash provided by investing activities amounted to $27 million primarily from the proceeds of the sale of the Company's distribution business to Wm. Cameron & Co., offset by cash used for capital expenditures. The net cash resulting from financing activities changed by $9 million for the period ended September 30, 1995 as compared to the same period in the prior year. The change is attributable to the fact that during 1995 the Company repaid $24 million of debt in excess of borrowings and paid dividends of approximately $1 million, as compared to 1994 when the Company repaid approximately $17 million in excess of borrowings and made no dividend payments.

There were several significant changes in the balance sheet accounts between December 31, 1994 and September 30, 1995 which related

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



primarily to the sale of the Company's vinyl business in March, 1995. Cash increased $1.8 million, accounts and notes receivable decreased $11.7 million, deferred income taxes was reduced by $6 million, current liabilities decreased $19 million and long term debt decreased $7.3 million. Assets held for sale decreased $7.5 million due to the write-off of the Company's interest in Bird Environmental Gulf Coast, Inc. ("BEGCI").


RESULTS OF OPERATIONS
---------------------

Net sales from continuing operations decreased 69% from $141,595,000 to $43,931,000 for the first nine months of 1995 as compared to the same period in the prior year primarily due to the sale of the Company's distribution and vinyl products business units. Sales from the roofing manufacturing business decreased $5,999,000 or 15.2% compared to the same nine month period in the prior year due to the erosion of volume. The decreased volume was attributable to a weak remodeling market in the Northeast. The Company plans to expand its sales territories to include areas bordering the Northeastern states in order to replace lost volume. Net sales from continuing operations decreased $34,076,000 or 73.7% for the third quarter of 1995 compared to the same quarter in the prior year primarily as a result of the sale of the Company's distribution and vinyl products business units. Net sales for the roofing manufacturing business decreased $4,276,000 or 26% compared to the same quarter in the prior year due to a decrease in volume primarily due to the aforementioned weak remodeling market.

The Company's cost of sales from continuing operations compared to the same period in the prior year decreased 66.9% from $114,813,000 to $37,961,000 for the nine months of 1995. The decline was primarily a result of the sale of the Company's distribution and vinyl products business units. Cost of sales for the roofing business decreased 16.5% or $5,564,000 due primarily to decreased manufacturing costs related to a decrease in sales volume. Although the Company experienced raw material price increases in glass mat and dry felt, the cost of asphalt, along with related freight was reduced significantly as a result of the newly constructed asphalt oxidizer which produces asphalt saturant and coatings. The oxidizer became operational in the first quarter of 1995. The Company's cost of sales from continuing operations for the third quarter of 1995 compared to the same period in the prior year decreased 72.1% from $37,077,000 to $10,353,000. Cost of sales for the roofing business decreased 23.8% due primarily to the reasons previously stated.

For the nine months ended September 30, 1995, the roofing

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



manufacturing business cost of sales as a percentage of sales decreased 1.3% as compared to the same period in the prior year. For the three months ended September 30, 1995 the percentage of cost of sales to sales as compared to the same period in the prior year increased 2.5%.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1995 decreased 65.7% from $6,724,000 to $2,308,000 and decreased 61.6% for the nine month comparative period from $23,990,000 to $9,221,000. The decrease was primarily attributable to the sale of the Company's distribution and vinyl products business units. However, SG&A expenses (expressed as a percentage of sales) increased approximately 4% for the three month and the nine month comparative periods. The increase was due primarily to the amortized refinancing costs associated with the 1994 refinancing of an earlier credit agreement, additional charges related to environmental remediation and estimated costs associated with closing the corporate office recorded during the first quarter of 1995.

Interest expense decreased approximately 93.5% from $1,612,000 to $105,000 for the third quarter of 1995 compared to the third quarter of 1994. For the nine months ended September 30, 1995, interest expense decreased approximately 78.5% or $3,247,000 as compared to the same period in the prior year. The decreased interest expense reflects a reduction of debt by the use of proceeds from the sale of the vinyl products and distribution business units.

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

On June 2, 1995, the Company sold its window fabrication business to Jannock for $2,780,000 resulting in a loss of $1,959,000 which was recorded as discontinued business activities. Effective February 28, 1995, the Company's ownership in Kensington was permanently fixed at 90% resulting in a change in financial reporting from the equity method to consolidation. Therefore, the equity losses for 1995 reflect the results of two months versus three months in 1994.

In connection with the Board of Director's 1994 decision to sell BEGCI and the Company's agreement on June 18, 1994 to sell its shares

                                BIRD CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (continued)



in BEGCI to the minority stockholders, subject to financing, the Company reclassified BEGCI results as a discontinued operation as of June 30, 1994 and adjusted its book value resulting in an aggregate charge for the nine months ended September 30, 1994 of $11,226,000. In addition, excess costs of $3,861,000 related to the "on-site" environmental remediation business and charged to results of operations in 1993 had been reversed and were recorded as discontinued operations in the consolidated statement of operations for the nine months ending September 30, 1994. The Company had intended to operate the San Leon Facility owned by BEGCI until the sale of its interest in BEGCI was consummated. Efforts to sell the facility had been unsuccessful through the second quarter of 1995 and the facility continued to incur losses. Consequently, on July 18, 1995 the Company's Board of Directors voted to suspend further funding of the facility. As a result of this action, the Company wrote-off its $7.5 million investment and established a $3 million reserve for potential costs such as the potential buy-out of minority shareholders and cleanup expenses associated with the closure of the facility. For the nine month period ended September 30, 1995, the Company invested $1,104,000 which was deemed non-recoverable and charged to discontinued operations.

The Company's effective income tax rate from continuing operations was 65.3% for the nine month period ended September 30, 1995 and zero for the same period in the prior year. No tax benefit was recorded for the period ending September 30, 1994 as there was no reasonable assurance that related deferred tax assets would be realized in future taxable years. For the same period during the current year, the estimated annual effective tax rate reflects an increase of approximately $2,951,000 in the valuation allowance to $7,951,000 due primarily to the loss on the window fabrication business and charges to discontinued business activities related to former roofing operations where there is no assurance that any tax benefit would be realized from these losses in the future. However, the Company expects the roofing business to be a contributor to future taxable income.

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


Item 3.  Defaults Upon Senior Securities
----------------------------------------

     (b) Dividends are in arrears on the Preference Stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995. The quarterly dividend on the Preference Stock due August 15, 1995 and one dividend in arrears have been paid in full. The quarterly dividend on the Preference Stock due November 15, 1995 was, with the consent of Bank, declared on September 29, 1995 and is expected to be paid when due.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a) Exhibit 10(u) - Employment Agreement dated as of July 31, 1995 between the Company and Frank S. Anthony.

               Exhibit 10(v) - Amended Employment Agreement dated August 21, 1995 between the Company and Richard C. Maloof.

               Exhibit 11 - Statement Regarding Computation of per Share
               Earnings

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter for which this report is filed.

                                BIRD CORPORATION


                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        BIRD CORPORATION
                                        ----------------------------------




Date:   November 9, 1995


                                        ----------------------------------
                                        Richard C. Maloof
                                        President and COO




                                        ----------------------------------
                                        Donald L. Sloper, Jr.
                                        Corporate Controller and
                                        Principal Accounting Officer

                                BIRD CORPORATION

                                 EXHIBIT INDEX
                                 -------------


                                                             Sequential
Exhibit No.                                                   Page No.
-----------                                                  ----------
  10(u)   Employment Agreement dated as of July 31, 1995
          between the Company and Frank S. Anthony.

  10(v)   Amended Employment Agreement dated August 21,
          1995 between the Company and Richard C. Maloof.

  11      Statement Regarding Computation of per Share
          Earnings