Form 10-K
period 1995-12-31
BIRD CORP
filed 1996-04-01
CIK 12245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________
Commission File Number     0-828

                           BIRD CORPORATION
        (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                          04-3082903
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

1077 Pleasant Street,  Norwood, MA                 02062
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  (617) 551-0656

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                     Name of each exchange
       -------------------                      on which registered
                                                -------------------
              NONE                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of common stock, par value $1 per share, held by non-affiliates as of March 1, 1996 was $23,150,000. As of March 1, 1996 there were 4,123,178 shares of Bird Corporation common stock, par value $1 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Commission by April 30, 1996 are incorporated by reference into Parts I and III of this report.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

As a result of the sale of its vinyl building products business, window fabrication business and San Leon hydrocarbon waste recycling center (see "Recent Business Developments" below), Bird Corporation's current manufacturing operation consists of one primary business unit - roofing manufacturing and sales and marketing. Products currently manufactured at Bird Corporation's roofing facility include asphalt shingles and roll roofing for commercial and residential use. These products are marketed through independent wholesalers, including wholesalers whose primary customers are roofing contractors. All references herein to the "Company" or "Bird" refer to Bird Corporation and its subsidiaries unless otherwise indicated by the context.

RECENT BUSINESS DEVELOPMENTS

There have been a number of significant developments in the business of the Company since December 31, 1994, including the following:

         _ On March 14, 1996, the Company signed a definitive agreement with CertainTeed Corporation, a subsidiary of Saint-Gobain Corporation, providing for CertainTeed to acquire in a merger transaction all of the Company's outstanding common, preferred and preference shares.

                  CertainTeed will pay $7.50 per share for the common stock. As of March 1, 1996 there were approximately 4.1 million shares of Bird common stock outstanding.

                  The Bird/CertainTeed merger provides for the acquisition or redemption of all outstanding 5% cumulative preferred stock at their liquidation preference of $110.00 per share and all outstanding $1.85 cumulative convertible preference stock for $20.00 per share. Payment for preferred and preference stock will include any previously accrued but unpaid dividends. The total consideration for the transaction exceeds $50 million, including common and preferred equity plus debt.

                  Completion of the transaction is subject to approval by Bird's shareholders, appropriate governmental approvals and other customary conditions.

         _ On November 29, 1995, the Company sold all of the outstanding capital stock of Bird Environmental Gulf Coast, Inc. ("BEGCI") which owned the Company's interest in the San Leon, Texas based hydrocarbon waste recycling center, to GTS Duratek, Inc. ("Purchaser") for a purchase price of $1.00. In addition, BETI agreed to pay the Purchaser the amount by which BEGCI's current liabilities exceeded its current assets at August 31, 1995, which was approximately $1.3 million. The sale of the recycling center completes the Company's withdrawal from the environmental remediation and recycling industry. The resulting loss of $11,252,000 is reflected as discontinued operations in the Company's consolidated statements of operations.

         _ On September 26, 1994, the Company announced that it had signed a definitive agreement to sell the assets of its vinyl building products manufacturing operation located in Bardstown, Kentucky to Jannock, Inc. ("Jannock"). This transaction also included an option to purchase the Company's interest in Kensington Partners ("Kensington"), a window fabrication business. At a special meeting of the shareholders held in Dedham, Massachusetts on March 7, 1995, the shareholders of the Company voted to sell the assets of the Company's vinyl building products operation to Jannock essentially in accordance with the terms and conditions as outlined in the definitive agreement between the Company and Jannock dated September 23, 1994. On March 8, 1995, the sale was closed for a gross purchase price of $47.5 million which was reduced to approximately $42.5 million by post-closing working capital adjustments. The sale included the assumption by the purchaser of certain specified liabilities of the vinyl business. Proceeds from the sale were used to reduce bank debt. Net of adjustments, the Company's gain on this sale totaled $20,579,000 million and is reflected as discontinued business activity income in the consolidated statements of operations.

         _ On June 2, 1995, the Company sold all of the outstanding capital stock of Bird-Kensington Holding Corp. ("Bird-Kensington"), which owned the Company's interest in Kensington to Jannock, Inc. The sale was consummated pursuant to the exercise by Jannock of an option granted under the Asset Purchase Agreement dated as of September 23, 1994 (as amended by amendments dated as of January 24, 1995, January 31, 1995, and April 27, 1995). The purchase price consisted of cash in the amount of $2,780,000 and the assumption of certain liabilities related to the Kensington business. Cash proceeds of $1 million were used to acquire the minority partner's interest in Kensington. In addition, $4,090,000 was invested by the Company in Bird-Kensington, as a condition of the sale, to enable Kensington to pay certain liabilities and to meet equity requirements as stipulated in the Asset Purchase Agreement. The sale resulted in a loss of $1,959,000 and is reflected as discontinued business activity expense in the Company's consolidated statements of operations.

HOUSING GROUP

Asphalt roofing products are manufactured and sold at the Company's facilities in Norwood, Massachusetts. Asphalt shingles and roll roofing are produced by coating a fiberglass mat with a mixture of hot asphalt and crushed rock filler and covering the coated mat with Company-manufactured roofing granules. The Company's facilities include a roofing manufacturing facility, a granule plant, a quarry, an asphalt plant and a private landfill for the Company's use.

The Company's Housing Group produced vinyl siding products at its plant in Bardstown, Kentucky prior to the sale of such facility in March 1995. Additionally, the Company sold its interest in Kensington, its joint venture in the replacement window fabrication business in June 1995. The Housing Group also carried on a distribution business through wholesale building materials distributors based in New England, New York, Kentucky, Texas, Louisiana, and Arizona until such businesses were sold in August and November 1994.

Net sales of the components of the Housing Group as a percentage of consolidated net sales of the Company were as follows: sales of asphalt roofing products, 80% in 1995, 31% in 1994 and 23% in 1993; sales of vinyl products, 20% in 1995, 24%
in 1994 and 20% in 1993; and sales through building materials distribution centers (including roofing and vinyl products manufactured by the Company), 45% in 1994 and 57% in 1993.

The principal geographic markets for the Company's manufactured roofing products, due to limitations imposed by freight costs, are the northeastern United States. The building materials business is seasonal to the extent that outside repair and remodeling and new construction decline during the winter months. To reduce the impact of this seasonal factor, the Company generally employs what it believes to be an industry-wide practice of "winter dating", pursuant to which extended or discounted payment terms are offered to credit-worthy customers who order and accept delivery of roofing products during specified periods of time in the slow season.

RAW MATERIALS

The principal raw materials used in the manufacture of asphalt roofing products are fiberglass mat, asphalt saturants and coatings and crushed granules. The Company's requirements for fiberglass mat are met primarily under a Glass Mat Supply Agreement with one vendor which expires on December 31, 1996. Fiberglass mat is also generally available in adequate quantities from a number of outside suppliers. Asphalt saturants and coatings were, until recently, purchased from a major oil refinery. These materials are also available from other sources at a higher delivered cost. After the refinery's discontinuation of its production of asphalt in April 1994, the Company relied on a number of alternative sources for this raw material. Since completion of construction of an asphalt plant in January 1995, the Company has been able to process asphalt at its roofing facility, thereby reducing its costs and decreasing the potential for temporary interruptions in its manufacturing operations. The Company believes that it can produce all of its current granule requirements at its granule plant and quarry.

BACKLOG

Order backlog is not a meaningful measure of the Company's building materials business because there are fewer sales during the last quarter of the fiscal year and the order-to-shipment cycle is relatively short. Additionally, it is very rare, at any time, to require more than 30 days from the receipt of a product order to delivery of the product.

COMPETITION

The building materials business is, to a large degree, a commodities-type business and is highly competitive with respect to price, delivery terms and consistent product quality. Many of the Company's competitors are larger and financially stronger than the Company, but none is dominant in any of its markets.

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

COMPLIANCE WITH CERTAIN ENVIRONMENTAL LAWS

The Company has expended, and expects to continue to expend, funds to comply with federal, state and local provisions and orders which relate to the environment. Based on the information available to the Company at this time, the Company believes that the effect of compliance with these provisions on the capital expenditures, earnings and competitive position of the Company is not material. Litigation and other proceedings involving environmental matters are described under the heading "Environmental Matters" in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Item 3, "Legal Proceedings".

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

While the Company formerly operated in two major business segments, its housing segment and its environmental segment, the Company no longer operates its environmental segment. Financial information about the industrial segments in which the Company operates, for the three years ended December 31, 1995, appear in Note 12 of the Notes to Consolidated Financial Statements which are included herein.

EMPLOYEES

At December 31, 1995, the Company employed 174 people.

ITEM 2.   PROPERTIES

The Company's executive offices are located at its plant in Norwood, Massachusetts. The Company believes that its plant and facilities, as described below, are suitable and adequate for its current and anticipated business. Operating capacity can be increased by additional man hours, changing product mix, and/or minimal capital investment should the need arise. The Company's facilities are well maintained, in sound operating condition, and in regular use.

ROOFING MANUFACTURING FACILITY

The Company owns its asphalt roofing manufacturing facility in Norwood, Massachusetts. The Norwood plant includes the roofing manufacturing facility, a granule plant and an asphalt plant. The Company's quarry is located in Wrentham, Massachusetts, and its private landfill is located in Walpole, Massachusetts. The Company leases an industrial laminator and certain other equipment which were fabricated for use in its roofing plant. The laminator lease expires in 1998. The Company completed the construction of an asphalt oxidizer plant at the Norwood premises in January 1995 to ensure a continuous supply of asphalt. The Company also leases an asphalt storage tank and terminal facilities in Providence, Rhode Island.

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

On March 15, 1994 the Company received a draft of an Administrative Consent Order and Notice of Noncompliance from the Massachusetts Department of Environmental Protection ("DEP") concerning operations at its Norwood, Massachusetts manufacturing facility and associated rock granule processing facility. The draft alleges that the Company was not in compliance with regulations of the DEP relating to air emissions, granule plant operation, and labeling, handling and storage of certain hazardous waste. The draft proposes certain corrective action on the part of the Company as well as payment of civil administrative penalties. On June 10, 1994, the Company's roofing division entered into an administrative consent order and notice of noncompliance with respect to the alleged violations. The consent order requires the Company to undertake certain modifications and corrective actions with respect to certain hazardous waste handling and storage facilities at the Norwood facility, to conduct an environmental audit of its operations at such facility and to undertake various modifications of air pollution control equipment. On May 13, 1994, the Company paid an administrative penalty of $30,000. The Company estimated that the cost of corrective action to be taken by it in accordance with the consent order would be approximately $100,000. The majority of the corrective actions were completed in 1995.

On March 25, 1994, the Company received a notice from the United States Environmental Protection Agency (the "EPA") regarding a site inspection prioritization report prepared by the DEP. The notice alleges a potential release of hazardous substances into the environment at the Company's former mill site in East Walpole, Massachusetts. The EPA has reserved the right to conduct further site tests on the location. A site assessment performed on the mill site for the Company by its environmental consultants, GZA GeoEnvironmental Inc. ("GZA"), showed no environmental cleanup was necessary. This report was submitted to the DEP in July 1995. In the opinion of management and based on management's and GZA's understanding that the alleged releases are in de minimis quantities, this matter should not have a material adverse effect on the Company's financial position or on the results of its operations.

On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing

Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. A consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have been contaminated by leaks from an underground storage tank previously removed by the Company. The Company's management believes that the remediation cost to the Company will be in the range of $200,000 to $700,000. As of December 31, 1995, the Company has provided a reserve of $450,000 for the estimated cost of cleanup. The Company anticipates that $200,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation.

In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1 million to $2 million payable over a period of 3 to 15 years (depending upon the duration of remediation efforts). At December 31, 1995, the Company has provided a reserve of approximately $1 million to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the ultimate total cost of cleanup. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to approximately $300,000 for its estimated share of the ultimate cost of clean-up for claims arising from other such sites (without taking into account any potential indemnification or recovery from third parties).

The Company's roofing facility at Norwood, Massachusetts is one of 4,000 sites on the DEP List of Confirmed Disposal Sites. The DEP significantly revised the regulations that govern the reporting, assessment and remediation of hazardous waste sites in Massachusetts. The new Massachusetts Contingency Plan ("MCP") however, does not alter the ultimate liability for any remediation that may be necessary at the Norwood facility. Under the new MCP, the roofing facility was listed on the August 1993 "Transition List of Confirmed Disposal Sites and Locations to be Investigated."

A site assessment of the Norwood facility was performed for the Company by its environmental consultants GZA GeoEnvironmental, Inc. because the Company was on the DEP List of Confirmed Disposal Sites. The Company was required to complete certain additional remedial activities described in the new MCP on or before August 2, 1996. The Phase I and Phase II plan was completed in 1995 and submitted to the DEP in January 1996. In the opinion of management, no additional material costs will be incurred.

Since 1981 Bird has been named as a defendant in approximately 550 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 140 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At December 31, 1995, the Company has recorded a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

In 1992, a subsidiary of the Company, Bird Atlantic Corporation, formerly Atlantic Building Products Corporation ("ABPCO"), commenced an action against a former vendor, alleging violation of an exclusive distributorship without adequate and fair compensation to ABPCO. A jury trial was held in November 1995 in the Superior Court of Plymouth

County, Massachusetts. The jury found in favor of ABPCO and judgement was entered on January 26, 1996 in the principal amount of approximately $1.8 million. The award, with interest accruing at 12% per annum, is expected to be in excess of $3 million and will not be reported as income until collected. The defendant has appealed the judgement.

INSURANCE AND PRODUCT LIABILITY CLAIMS

On June 1, 1993, Wausau commenced action in the Superior Court for Norfolk County, Massachusetts, against Bird seeking a declaratory judgment that certain built-up roofing and glass shingle claims made against Bird were not covered by liability insurance policies issued by Wausau. Bird asserts that the claims are covered and has answered the complaint. A trial is scheduled for 1997. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Company as of

March 8, 1996, the date from which they have served as officers and their present positions with the Company are as follows:

Richard C. Maloof        50   January 1985        President and
                                                    Chief Operating
                                                    Officer

Frank S. Anthony         49   May 1984            Vice President,
                                                    General Counsel and
                                                    Corporate Secretary

Mr. Maloof joined the Company in October 1971. He has held various positions such as Senior Roofing Engineer, Manufacturing Manager - Pacific Division, Vice President of Manufacturing and President of the Roofing Division. Mr. Maloof holds an engineering degree. He was elected President and COO in May 1995 and was also elected to the Board of Directors in 1995. Mr. Anthony is an attorney and prior to joining Bird served in the law department of Westinghouse Electric Corporation from 1976 to 1983.

These officers are appointed annually at an organizational meeting of the Board of Directors immediately following the annual meeting of stockholders. There are no family relationships among any of the officers of the Company nor are any of the officers related to any member of the Board of Directors.

The Company had an employment agreement with George Haufler, the former CEO, which was terminated on January 25, 1994. In December 1993, the Company entered into an employment contract and a severance agreement with Joseph Vecchiolla, successor to Mr. Haufler. The Company has also entered into agreements with its two executive officers. Mr. Anthony's agreement superseded his earlier severance agreement and provides that severance benefits are payable to him on March 31, 1996. The agreement automatically converts to an oral agreement on the same terms and conditions terminable by either party on 60 days notice. Mr. Maloof's agreement provides severance benefits to him after a change in control of the Company. These agreements are described in the Company's definitive proxy statement for its 1996 Annual Meeting which is to be filed with the Commission by April 30, 1996 and is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS COMMON STOCK INFORMATION

The Company had 2,123 common shareholders of record at December 31, 1995.

The common stock is quoted in the National Market System under the NASDAQ symbol BIRD. The range of high and low prices for the common stock as reported by NASDAQ for the periods indicated is set forth below.

                            1995                              1994
                            ----                              ----
  QUARTER            HIGH         LOW                    HIGH         LOW
  -------            ----         ---                    ----         ---

  FIRST              9         7 3/4                    12 1/4         8
  SECOND             8 5/8     6 1/4                    11 1/4         8 1/2
  THIRD              8 1/2     5 7/8                    10 1/2         7
  FOURTH             6 5/8     4 1/2                    10             8

The Company paid no cash dividends on its common stock during 1995 or 1994.

Under the terms of the Loan Agreement between the Company and Fleet Capital, the Company has agreed that it will refrain from paying cash dividends on its common stock or its $1.85 cumulative preference stock, without prior approval from the Bank.

The Company is in arrears in the payment of four dividends on its preference stock. The Articles of Organization of the Company provide that as long as any arrearage on the payment of dividends on the Company's 5% preferred stock exists, no dividends may be declared or paid on any other class of stock of the Company and further provides that in the event that full cumulative dividends on the preference stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or purchase, redeem, or otherwise acquire, its common stock until full cumulative dividends on the preference stock have been declared and paid or set aside for payment.

ITEM 6. SELECTED FINANCIAL DATA


The following tables set forth certain financial data and are qualified in their entirety by the more detailed Consolidated Financial Statements and information included elsewhere herein:


SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA


                                                                    YEAR ENDED DECEMBER 31,

                                                       1995           1994           1993           1992           1991
                                                    ---------      ---------      ---------      ---------      ---------
                                                           (In thousands, except per share amounts)
Net sales                                           $  54,180      $ 167,886      $ 187,745      $ 164,202      $ 137,059
                                                    ---------      ---------      ---------      ---------      ---------
Costs and expenses:
     Cost of sales                                     48,007        136,878        151,664        128,371        107,226
     Selling, general and
       administrative expenses                         11,817         28,786         32,716         27,811         23,023
     Interest expense                                     927          4,782          2,472          1,506          1,026
     Discontinued business activities (income)        (17,570)        (1,313)           268            178            189
     Other (income) expense                               372          4,680          5,903           (197)          (331)
                                                    ---------      ---------      ---------      ---------      ---------

Earnings (loss) from continuing operations
  before income taxes                                  10,627         (5,927)        (5,278)         6,533          5,926
Provision (benefit) for income taxes                   11,424         (7,010)          (637)           869            498
                                                    ---------      ---------      ---------      ---------      ---------

Earnings (loss) from continuing operations
  before cumulative effect of accounting change          (797)         1,083         (4,641)         5,664          5,428
                                                    ---------      ---------      ---------      ---------      ---------

Discontinued operations:
  Gain (loss) from operations of discontinued
     businesses, net of taxes                               0          1,245        (15,414)        (2,573)          (249)
  Loss on disposal of businesses, net of taxes        (11,252)        (6,011)       (11,000)             0              0
                                                    ---------      ---------      ---------      ---------      ---------

Net loss from discontinued operations                 (11,252)        (4,766)       (26,414)        (2,573)          (249)
                                                    ---------      ---------      ---------      ---------      ---------

Cumulative effect of accounting change                      0              0          2,733              0              0
                                                    ---------      ---------      ---------      ---------      ---------

Net earnings (loss)                                 $ (12,049)     $  (3,683)     $ (28,322)     $   3,091      $   5,179
                                                    =========      =========      =========      =========      =========


Primary earnings (loss) per common share:
  Continuing operations                             $   (0.57)     $   (0.11)     $   (1.51)     $    1.00      $    1.01
  Discontinued operations                               (2.74)         (1.20)         (6.45)         (0.62)         (0.06)
  Cumulative effect of accounting change                 0.00           0.00           0.67           0.00           0.00
                                                    ---------      ---------      ---------      ---------      ---------

Net earnings (loss) per common share                $   (3.31)     $   (1.31)     $   (7.29)     $    0.38      $    0.95
                                                    =========      =========      =========      =========      =========


Cash dividend per common share                      $    0.00      $    0.00      $    0.15      $    0.20      $    0.20
                                                    =========      =========      =========      =========      =========

Book value per common share                         $    1.45      $    5.07      $    5.75      $   12.83      $   12.61
                                                    =========      =========      =========      =========      =========



SELECTED CONSOLIDATED BALANCE SHEET DATA

                                                                       DECEMBER 31,
                                              ------------------------------------------------------------
                                                1995         1994         1993         1992         1991
                                              --------     --------     --------     --------     --------
                                                                      (In thousands)

Total assets                                  $ 43,703     $ 85,705     $123,229     $119,075     $ 99,904
Working capital                               $  5,978     $  5,627     $ 30,090     $ 43,782     $ 34,179
Long-term debt, excluding current portion     $  4,869     $ 12,504     $ 43,127     $ 30,374     $ 12,150
Stockholders' equity                          $ 24,416     $ 37,718     $ 40,561     $ 69,101     $ 68,602

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROPOSED MERGER

On March 14, 1996, the Company signed a definitive agreement with CertainTeed Corporation, a subsidiary of Saint-Gobain Corporation, providing for CertainTeed to acquire in a merger transaction all of the Company's outstanding common, preferred and preference shares.

Upon the effective date of the merger, each share of the Company's outstanding common stock, par value $1 per share, will be converted into the right to receive an amount in cash equal to $7.50. The Company's outstanding 5% cumulative preferred stock, par value $100 per share, will remain issued and outstanding upon the effective date of the merger and will be called for redemption and retirement as soon as practicable thereafter at a price equal to $110, plus all accrued and unpaid dividends thereon as of the date of redemption and retirement. Each share of the Company's outstanding $1.85 cumulative convertible preference stock, par value $1 per share, will be converted into the right to receive $20 plus all accrued and unpaid dividends thereon as of the effective date of the merger.

Completion of the merger is subject to approval by the Company's shareholders and appropriate governmental authorities. The merger is not subject to a financing contingency. The Company's Board of Directors has received a fairness opinion from its investment bankers regarding the merger. The closing of the merger is anticipated at the end of the second quarter, following distribution of proxy materials to the Company's shareholders and approval at a special meeting.

FINANCIAL CONDITION

Prior to November 30, 1994, the Company's external financial needs were satisfied by borrowing under the Second and Third Amended Credit Agreements with The First National Bank of Boston, Philadelphia National Bank incorporated as Corestates Bank, N.A. and The Bank of Tokyo Trust Company.

On November 30, 1994, Bird Incorporated entered into a three year $39 million Loan Agreement with Fleet Capital Corporation ("Fleet Capital"), previously Barclays Business Credit, Inc. and Shawmut Capital Corporation. At the end of the three year period, the Loan Agreement will be automatically renewed for successive one year periods unless terminated specifically in writing. The Loan Agreement consisted of a $24 million revolving credit commitment and two equal term loans (Term loan A and Term loan B, as defined in the Loan Agreement) totaling $15 million. On March 8, 1995 the Company sold the assets of its vinyl siding operation to Jannock, Inc. for $47.5 million which was reduced to approximately $42.5 million by post-closing working capital adjustments. The proceeds from the sale were used to reduce bank debt. Concurrent with the sale, Fleet Capital executed the First Amendment to the Loan Agreement amending the amount of the facility to $20 million consisting of a $15 million revolving credit commitment and a $5 million term loan. At December 31, 1995, $5 million of debt was outstanding. On January 10, 1996, the Company paid down the term loan so that the outstanding principal balance equaled $2.5 million. Up to $5 million of the revolving credit facility can be used for letters of credit. Letters of credit outstanding as of December 31, 1995 totaled $2,233,000 compared to $2,927,000 as of December 31, 1994.

Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build up of accounts receivable which may occur under sales programs offered during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of March 15, 1996, an aggregate of $7,683,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement.

The Loan Agreement contains financial and operating covenants which, among other things, (i) require the Company to maintain prescribed levels of tangible net worth, net cash flow and working capital and (ii) place limits on the Company's capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions and disposition of assets. As of September 30, 1995, the Company was in default under Section 8.3.3 of the Loan Agreement as a result of failing to achieve a stated level of cash flow for the third quarter of 1995. As a result of the weak remodeling market during 1995, sales volume and earnings were less than anticipated, negatively impacting cash flow. At the request of the Company, Fleet Capital waived the cash flow requirements for the third quarter without penalty and amended this and other financial covenants for subsequent periods based on a review of the Company's financial condition and future projections. As of December 31, 1995, the Company was in compliance with all covenants.

Interest on the revolving credit commitment under the First Amended Loan Agreement accrues at the Fleet Capital base rate (as specified in such Agreement) or the London Interbank Offering Rate ("LIBOR") plus 2 3/4% at the Company's election on all borrowings plus the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. The interest on the term loan accrues at the base rate or the LIBOR rate plus 2 3/4% at the Company's election. The interest rate on outstanding borrowings at December 31, 1995 was

8.69%. The repayment of the principal on the term loan is at the rate of $62,500 per month through November 1996 and $71,417 per month thereafter with a final principal payment of $3,455,800 due on November 30, 1997. Proceeds in excess of $100,000 from the sale of fixed assets may, at Fleet Capital's discretion, be applied to the outstanding principal payments of the term loan.

In order to control its cost and supply of asphalt, the Company constructed an asphalt oxidizer plant at its roofing facility in Norwood, Massachusetts. Construction was completed during January 1995. The Company's decision to build the oxidizer was triggered by the decision of Exxon (the only remaining supplier of asphalt in New England) to exit the New England market. The cost of this plant expansion was approximately $5.5 million.

On March 8, 1995, the Company sold substantially all of the assets of its vinyl siding operation to Jannock, Inc. for $47.5 million in cash subject to certain downward adjustments which totaled $4,962,000. Net of adjustments, the gain on the sale of the vinyl business totaled $20,579,000.

On June 2, 1995, the Company sold all of the outstanding capital stock of Bird-Kensington Holding Corp. ("Bird-Kensington"), which owned the Company's interest in Kensington Partners ("Kensington"), to Jannock, Inc. ("Jannock"). The sale was consummated pursuant to the exercise by Jannock of an option granted under an Asset Purchase Agreement related to the sale of the Company's vinyl business dated as of September 23, 1994 (as amended by amendments dated as of January 24, 1995, January 31, 1995, and April 27, 1995, the "Asset Purchase Agreement"). The purchase price consisted of cash in the amount of $2,780,000 and the assumption of certain liabilities related to the Kensington business. Cash proceeds of $1 million were used to acquire the minority partner's interest in Kensington. In addition, $3,692,000 was invested by the Company in Bird-Kensington, as a condition of the sale, to enable Kensington to pay certain liabilities and to assure that the equity of Kensington was not less than $1,150,000 at the time of closing as stipulated in the Asset Purchase Agreement.

Following the closing date, Jannock presented to the Company financial statements of Kensington as of June 2, 1995, indicating that net equity was $471,000 less than the amount required by the Asset Purchase Agreement. The Company had established a reserve for the full amount of the shortfall at June 30, 1995 and subsequently paid to Jannock $398,000 in full settlement of the terms of the Asset Purchase Agreement. Net of certain purchase price adjustments, the loss on the sale of Kensington was $1,959,000.

One June 18, 1994, the Company agreed to cause the sale of its 80% interest in Bird Environmental Gulf Coast, Inc. ("BEGCI") to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. During 1995, the minority partner became unable to finance the purchase of the facility and efforts to attract another purchaser were unsuccessful. In July 1995, the Company's Board of Directors suspended further funding of the facility. As a result of this action, during the second quarter of

1995, the Company's remaining investment of $8.6 million was written-off and a $3 million reserve was established for the costs associated with the closure of the facility. On November 29, 1995, the Company caused the sale all of the outstanding capital stock of BEGCI to GTS Duratek, Inc. for a purchase price of $1.00. In addition, the Company agreed to pay the purchaser the amount by which BEGCI's current liabilities exceeded its current assets at August 31, 1995 which was approximately $1.3 million. Of the $3 million reserve established in the second quarter of 1995, $2,050,000 was utilized, while $650,000 remains at December 31, 1995 for future claims against discontinued operations.

Net cash and cash equivalents increased during fiscal 1995 by $3.4 million primarily due to cash received from the sale of the vinyl business. The cash used by continuing operations for the fiscal period ended December 31, 1995 increased $6.7 million, from $11.6 million to $18.3 million. In 1995, the Company recorded a gain of $20.6 million on the sale of its vinyl business. This gain was offset by charges of $11.3 million and $2 million related to the disposal of the environmental and window fabrication businesses, respectively. Cash used by operations in 1995 was also attributable to several significant changes in the balance sheet such as a reversal of future tax benefits of $11.3 million, a decrease of $3.1 million in trade accounts receivable, a decrease of $14.3 million in liabilities not relating to financing activities and an increase of $2.7 million relating to inventories.

Additionally, the vinyl and window fabrication business activities which were discontinued in 1995 had a significant impact on the changes in the balance sheet accounts between December 31, 1994 and December 31, 1995. As a result of these sales, inventory decreased $6.3 million, accounts and notes receivable decreased $11 million, and current liabilities decreased $9 million. In addition, assets held for sale decreased $7.5 million due to the write-off of the Company's interest in Bird Environmental Gulf Coast, Inc. ("BEGCI").

The Company had approximately $47.3 million of net cash provided from investing activities for the period ended December 31, 1995 as compared to a total of approximately $19.4 million for the period ended December 31, 1994. The change is primarily the result of $50.7 million of cash receipts from the proceeds of the sale of certain of the Company's assets (primarily, the sale of the assets of the vinyl and window fabrication businesses to Jannock, Inc. in March and June 1995, respectively), offset by cash used for capital expenditures of the roofing business and additional investments in discontinued operations. In the prior comparable period, net cash provided by investing activities resulted primarily from the proceeds of the sale of the Company's distribution business to Wm. Cameron & Co., offset by cash used for capital expenditures.

The net cash resulting from financing activities changed by $11 million from the prior year. Cash used in financing activities during 1995 resulted from the net repayment of debt of $24 million and $1.6 million of dividend payments, as compared to 1994 when the Company had net repayments of debt of approximately $16 million and made minimal dividend payments.

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

On March 15, 1994 the Company received a draft of an Administrative Consent Order and Notice of Noncompliance from the Massachusetts Department of Environmental Protection ("DEP") concerning operations at its Norwood, Massachusetts manufacturing facility and associated rock granule processing facility. The draft alleges that the Company was not in compliance with regulations of the DEP relating to air emissions, granule plant operation, and labeling, handling and storage of certain hazardous waste. The draft proposes certain corrective action on the part of the Company as well as payment of civil administrative penalties. On June 10, 1994, the Company's roofing division entered into an administrative consent order and notice of noncompliance with respect to the alleged violations. The consent order requires the Company to undertake certain modifications and corrective actions with respect to certain hazardous waste handling and storage facilities at the Norwood facility, to conduct an environmental audit of its operations at such facility and to undertake various modifications of air pollution control equipment. On May 13, 1994, the Company paid an administrative penalty of $30,000. The Company estimated that the cost of corrective action to be taken by it in accordance with the consent order would be approximately $100,000. The majority of the corrective actions were completed in 1995.

On March 25, 1994, the Company received a notice from the United States Environmental Protection Agency (the "EPA") regarding a site inspection prioritization report prepared by the DEP. The notice alleges a potential release of hazardous substances into the environment at the Company's former mill site in East Walpole, Massachusetts. The EPA has reserved the right to conduct further site tests on the location. A site assessment performed on the mill site in East Walpole for the Company by its environmental consultants, GZA, showed no environmental cleanup was necessary. This report was submitted to the DEP in July 1995. In the opinion of management and based on management's and GZA's understanding that the alleged releases are in de minimis quantities, this matter should not have a material adverse effect on the Company's financial position or on the results of its operations.

On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. A consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the consent order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have been contaminated by leaks from an underground storage tank previously removed by the Company. The Company's management believes that the remediation cost to the Company will be in the range of $200,000 to $700,000. As of December 31, 1995, the Company has provided a reserve of $450,000 for the estimated cost of cleanup. The Company anticipates that $200,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation.

In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1 million to $2 million payable over a period of 3 to 15 years (depending upon the duration of remediation efforts). At December 31, 1995, the Company has provided a reserve of approximately $1 million to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the ultimate total cost of cleanup. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the

Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to approximately $300,000 for its estimated share of the ultimate cost of clean-up for claims arising from other such sites (without taking into account any potential indemnification or recovery from third parties).

The Company's roofing facility at Norwood, Massachusetts is one of 4,000 sites on the DEP List of Confirmed Disposal Sites. The DEP significantly revised the regulations that govern the reporting, assessment and remediation of hazardous waste sites in Massachusetts. The new Massachusetts Contingency Plan ("MCP") however, does not alter the ultimate liability for any remediation that may be necessary at the Norwood facility. Under the new MCP, the roofing facility was listed on the August 1993 "Transition List of Confirmed Disposal Sites and Locations to be Investigated."

A site assessment of the Norwood facility was performed for the Company by its environmental consultants GZA GeoEnvironmental, Inc. because the Company was on the DEP List of Confirmed Disposal Sites. The Company must complete certain additional remedial activities described in the new MCP on or before August 2, 1996. The Phase I and Phase II plan was completed and submitted to the DEP in January 1996. In the opinion of management, no additional material costs will be incurred.

Since 1981 Bird has been named as a defendant in approximately 550 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 140 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At December 31, 1995, the Company has recorded a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

INSURANCE AND PRODUCT LIABILITY CLAIMS

On June 1, 1993, Wausau commenced action in the Superior Court for Norfolk County, Massachusetts, against Bird seeking a declaratory judgment that certain built-up roofing and glass shingle claims made against Bird were not covered by liability insurance policies issued by Wausau. Bird asserts that the claims are covered and has answered the complaint. A trial is scheduled for 1997. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

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

LEGAL MATTERS

In 1992, a subsidiary of the company, Bird Atlantic Corporation, formerly Atlantic Building Products Corporation ("ABPCO"), commenced an action against a former vendor, alleging violation of an exclusive distributorship without adequate and fair compensation to ABPCO. A jury trial was held in November 1995 in the Superior Court of Plymouth County, Massachusetts. The jury found in favor of ABPCO and judgement was entered on January 26, 1996 in the principal amount of approximately $1.8 million. The award, with interest accruing at 12% per annum, is expected to be in excess of $3 million and will not be reported as income until collected. The defendant has appealed the judgement.

RESULTS OF OPERATIONS

The Company's future prospects and sales are tied solely to one line of business (roofing manufacturing) which is dependent upon the economy in the northeastern United States. The Company produces all of its output at a single plant which relies on one major supplier for glass mat, a critical raw material. Nevertheless, the Company believes it has significant competitive advantages in this business. These advantages stem from, and are expected to continue in light of the Company's leading market share, its low cost production abilities resulting from a state-of-the-art plant, its internal supply of granules from its own quarry and granule plant and its asphalt oxidizing plant.

1995 COMPARED WITH 1994

Earnings from continuing operations before income taxes in fiscal 1995 were $10,627,000 compared to losses of $5,927,000 in fiscal 1994. Net sales from continuing operations decreased 67.7% from $167,886,000 to $54,180,000 as compared to 1994, primarily due to the sale of the Company's distribution and vinyl products business units. Sales from the roofing manufacturing business decreased $10,857,000 or 19.9% due to price weakness and a decline in volume. The decreased volume was attributable to a weak re-roofing market in the northeast caused by a mild 1994/1995 winter followed by a hot, dry summer. The Company is expanding its sales territories to include areas bordering the northeastern United States in an effort to replace lost volume.

Cost of sales in 1995 was $48,007,000 as compared to $136,878,000 in 1994, constituting a decrease of 64.9%. The decline was primarily a result of the sale of the Company's distribution and vinyl products business units. Cost of sales for the roofing business decreased 18.4% or $8,662,000 due primarily to decreased manufacturing costs related to a decrease in sales volume. Although the Company experienced raw material price increases in glass mat and dry felt, the cost of asphalt, along with related freight, was reduced significantly as a result of the newly constructed asphalt oxidizer, which produces asphalt saturant and coatings. The oxidizer became operational in February 1995. From November 1995 through mid-February 1996, the oxidizer was temporarily shut down for repairs as a result of a fire within the tank farm area of the plant.

Cost of sales, stated as a percentage of net sales, was 88.6% in fiscal 1995 as compared to 81.5% in fiscal 1994. Roofing manufacturing cost of sales, as a percentage of sales, increased 1.6% from 86.2% to 87.8% in 1995. Increases in raw material costs and decreases in sales prices contributed to the percentage increase.

Selling, general and administrative ("SG&A") expenses for fiscal 1995 decreased 59% from $28,786,000 to $11,817,000. The decrease was primarily attributable to the sale of the Company's distribution and vinyl products business units. However, SG&A expenses, as a percentage of sales, increased approximately 5% from year-to-year. The increase was due primarily to the amortized refinancing costs associated with the 1994 refinancing of an earlier credit agreement, additional charges related to environmental remediation and costs associated with closing the Company's corporate office. The decrease in sales in the roofing business without a corresponding decline in certain fixed costs also contributed to the increase as a percentage of sales.

Interest expense was $927,000 in 1995 as compared to $4,782,000 in 1994, an 80.6% decrease. The decrease resulted from the reduction of debt which occurred through the use of proceeds from the sale of the vinyl products and distribution business units.

Discontinued business activities income in 1995 reflects primarily the gain of $20,579,000 on the sale of the vinyl manufacturing business, the loss of $1,959,000 on the sale of the window fabrication business and a charge of $1,500,000 for costs associated with the Company's employee benefit plans and future product liability claims, both related to former roofing operations. Fiscal 1994 discontinued business activities income reflects primarily the gain of $2,727,000 on the sale of all of the Company's building materials distribution businesses reduced by the loss of $1,261,000 on the sale of the Company's 40% interest in Mid-South Building Supply, Inc.

Equity losses from the Company's partnership in the Kensington window fabrication business amounted to $372,000 for the period January 1, through February 28, 1995 as compared to $4,680,000 for the twelve month period ended December 31, 1994.

A provision for income taxes from continuing operations amounting to $11,424,000 was recorded in 1995 compared to a benefit of $7,010,000 in 1994. The Company's decision to reverse $4 million of the valuation reserve in 1994 and subsequent decision to increase the reserve to $15.1 million in 1995 is the primary reason the effective tax rates differ from the statutory rate. At December 31, 1995 the Company's net deferred tax asset is approximately $19.1 million less a valuation reserve of $15.1 million. As required under FAS 109, this valuation reserve was determined based upon the Company's review of all available evidence including projections of future taxable income. During 1995, the Company disposed of Bird-Kensington Holding Corporation and Bird Environmental Gulf Coast, Inc. resulting in losses not anticipated at the end of the previous year. In addition, the lower overall demand and price weakness in the northeast caused by a mild 1994/1995 winter followed by a hot, dry summer negatively impacted profits of the roofing operations.

During the second quarter of 1995, the Company's remaining investment in BEGCI of $8.6 million was written-off to discontinued operations and a $3 million reserve was established for additional costs associated with the closure and disposition of the facility (see Note 9 to Consolidated Financial Statements). In November 1995, the Company caused the sale of all the outstanding capital stock of BEGCI to GTS Duratek, Inc.. for a purchase price of $1.00. Of the $3 million reserve established in the second quarter of 1995, $2,050,000 was utilized, while $650,000 remains at December 31, 1995 for future claims against discontinued operations.

In connection with the Board of Director's 1994 decision to withdraw from the off-site environmental business and the Company's agreement on June 18, 1994 to cause the sale of its shares in BEGCI to the minority stockholders on or before February 28, 1995, subject to financing, the Company reclassified the environmental business results as discontinued operations as of June 30, 1994 and adjusted the book value associated with BEGCI, resulting in an aggregate charge for the twelve months ended December 31, 1994 of $11,586,000.

In 1993, in connection with its decision to withdraw from the "on-site" environmental remediation business, the Company charged the results of operations for the write-down of assets, the expected loss from operations and general expenses related to closing of such "on-site" remediation business (see notes to Consolidated Financial Statements). Based upon the actual outcome of the sale of assets and results of operations, excess costs of $3,861,000 charged in 1993 were reversed and recorded as discontinued operations in the consolidated statement of operations for the year ending December 31, 1994.

1994 COMPARED WITH 1993

Losses from continuing operations before income taxes in 1994 were approximately $5.9 million compared to losses of approximately $5.3 million in 1993. Net sales from continuing operations decreased 10.6% from $187,745,000 in 1993 to $167,886,000 in 1994. Sales from the Company's roofing manufacturing business and its vinyl business increased 14.9% and 5.9%, respectively. Improved weather conditions and renewed strength in the remodeling market caused by low interest rates and a generally favorable economy contributed to the improvement in these businesses. However, a decrease in sales volume due to the sale of substantially all of the Company's building materials distribution businesses in August and November of 1994 significantly offset the improvement attained by the roofing and vinyl businesses.

The Company's cost of sales from continuing operations in 1994 as compared to 1993 decreased 9.7% from $151,664,000 to $136,878,000. Cost of sales from continuing operations in the roofing and vinyl manufacturing businesses increased 15.4% and 7.9%, respectively, due to increased manufacturing costs related to volume, higher raw material costs related to the increase in resin prices for the vinyl business and higher asphalt prices for the roofing manufacturing business. The increase was more than offset by the decline in cost of sales due to the August and November 1994 sales of the Company's building materials distribution businesses.

Cost of sales stated as a percentage of net sales was 81.5% in 1994 as compared to 80.8% in 1993. The roofing manufacturing business cost of sales as a percentage of sales increased .3% from 85.9% to 86.2% in 1994. The vinyl business cost of sales as a percentage of sales for fiscal 1994 increased from 76.0% to 77.5% or 1.5% over fiscal 1993. The major factor in such percentage increase was the increased cost of raw materials.

Selling, general and administrative ("SG&A") expenses for fiscal 1994 decreased 12.0% from $32,716,000 in 1993 to $28,786,000 in 1994. The decrease was primarily attributable to the sale of the Company's building materials distribution businesses. The SG&A expenses of the Company's roofing and vinyl manufacturing businesses, on a combined basis, decreased 7.2% from year-to-year. However, SG&A expenses, as a percentage of sales remained relatively constant at approximately 17%.

Interest expense was $4,782,000 in 1994 as compared to $2,472,000 in 1993, constituting a 93% increase. The increased interest expense reflects the nearly $10 million increased debt level and higher overall interest costs in 1994. Between April 11, 1994 and November 30, 1994 the Company was required to pay a default interest rate of 4% above the rate otherwise applicable to the revolving credit and term loans, compared to an approximate rate of 4.5% to 5% for 1993. Default interest expense totaled $1,032,000 during fiscal 1994.

Discontinued business activities income in 1994 reflects primarily the gain of $2,727,000 on the sale of all of the Company's building materials distribution businesses reduced by the loss of $1,261,000 on the sale of the Company's 40% interest in Mid-South Building Supply, Inc.

Other non-recurring expenses totalled $4,680,000 in 1994 as compared to $5,903,000 in 1993. Kensington continued to experience operations problems and incurred losses of $4,680,000 and $2,625,000 in 1994 and 1993, respectively.

A higher tax benefit from continuing operations was recorded in 1994 compared to the benefit booked in 1993. The Company's decision to record a $9 million valuation reserve in 1993 and subsequent decision to reverse $4 million in 1994 is the primary reason the effective tax rates differ from the statutory rate.

In connection with the Board of Director's decision to withdraw from the environmental business and the Company's agreement on June 18, 1994 to cause the sale of its shares in BEGCI to the minority stockholders on or before February 28, 1995, subject to financing, the Company reclassified BEGCI results as a discontinued operation as of June 30, 1994 and adjusted its book value, resulting in an aggregate charge for the twelve months ended December 31, 1994 of $11,586,000. The Company intended to operate the San Leon Facility until the sale of its interest in BEGCI was consummated.

Due to the Company's decision to exit the off-site environmental business by selling its interest in the San Leon Facility as described above, the Company completely withdrew from the environmental business. As a result, historical results of operations for all of the environmental businesses have been classified as discontinued operations. In 1993, in connection with its decision to withdraw from the "on-site" environmental remediation business, the Company recorded a charge for the write-down of assets, the expected loss from operations and general expenses related to the closing of such "on-site" remediation business (see notes to Consolidated Financial Statements). Based upon the outcome of the sales of assets and results of operations, excess costs of $3,861,000 charged in 1993 were reversed and recorded as discontinued operations in the consolidated statement of operations for the year ending December 31, 1994.

INFLATION

The Company is continually seeking ways to deal with raw material cost increases by productivity improvements and cost reduction programs. In recent years, the Company has not always been able to pass on increased raw material costs to customers by increasing selling prices because of intense competitive pressures. The Company has an ongoing program of updating productive capacity to take advantage of improved technology, and although the cumulative impact of inflation has resulted in higher costs for replacement of plant and equipment, these costs have been offset, in part, by productivity savings.

NEW ACCOUNTING PRONOUNCEMENTS

During 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 123 Accounting For Stock Based

Compensation" ("FAS 123"). The Company intends to adopt FAS 123 through disclosure only in 1996.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 10, 11, 12 and 13 (except the information on executive officers) is included in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders which will be filed with the Commission by April 30, 1996 and which is incorporated herein by reference. Information on executive officers, required by Item 10, is included in PART I of this report under the heading "Executive Officers of the Registrant".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a) An Index of Financial Statements and Schedules is on page F1 of this report. The Exhibit Index is on pages 28 through 33 of this report.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

(d) Financial Statements of Kensington Partners are on Page F32 through F55 of this report.

                           Items 14 (a) (3) and (c)
                                    Exhibits
                                Bird Corporation
                             Norwood, Massachusetts

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

4(a)(2) Third Amended and Restated Revolving Credit and Term Loan Agreement dated as of March 4, 1994 (Filed as Exhibit 4(a)(1) to the Company's Form 8-K dated March 14, 1994 and incorporated herein by reference.)

4(a)(3)  Loan and Security Agreement dated as of November
         30, 1994 (the "Loan Agreement") between Barclays
         Business Credit, Inc. (now known as Fleet Capital
         Corporation) and Bird Incorporated. (Filed as
         Exhibit 4(a)(3) to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

4(a)(4) First Amendment dated as of March 8, 1995 to the Loan Agreement between Shawmut Capital Corporation (now known as Fleet Capital Corporation) and Bird Incorporated. (Filed as Exhibit 4(a)(4) to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

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

10(d)* Settlement Agreement dated as of July 7, 1994 between Bird Corporation and George J. Haufler.
         (Filed as Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

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

10(r)* Settlement Agreement dated as of November 25, 1994 between Bird Corporation and William A. Krivsky.
         (Filed as Exhibit 10(r) to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.)

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

10(u)* Employment Agreement dated as of July 31, 1995 between the Company and Frank S. Anthony. (Filed as
         Exhibit 10(u) to the Company's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

10(v)* Amended Employment Agreement dated August 21, 1995 between the Company and Richard C. Maloof. (Filed as Exhibit 10(v) to the Company's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

10(w) Stock Purchase Agreement dated as of November 29, 1995 by and among Bird Environmental Gulf Coast, Inc., Bird Environmental Technologies, Inc., Bird Corporation, GTS Duratek,Inc. and GTSD Sub II, Inc.

10(x)    Amended Glass Mat Supply Agreement dated as of
         December 1, 1995 between the Company, Flintkote
         Company and Genstar Roofing Company, Inc.

10(y) Agreement and Plan of Merger by and among CertainTeed Corporation, BI Expansion Corporation and Bird Corporation dated as of March 14, 1996.

                                                                 Sequential
Exhibit No.                                                       Page No.
- -----------                                                      ----------

11 Statement regarding computation of per share earnings(loss).

22       Significant subsidiaries.

23(a)    Consent of Price Waterhouse LLP.

23(b) Consent of Alpern, Rosenthal and Company, independent accountants for Kensington Partners.

24 Power of Attorney. (Immediately preceding the signature page hereof.)

28       Annual report on Form 11-K of the Bird Employees'
         Savings and Profit Sharing Plan for the fiscal year ended December 31, 1995. (To be filed by amendment.)

  * Indicates management contract or compensatory plan or arrangement

                                POWER OF ATTORNEY

         We, the undersigned officers and Directors of Bird Corporation, hereby severally constitute and appoint Richard C. Maloof and Frank S. Anthony, and each of them severally, our true and lawful attorneys or attorney, with full power to them and each of them to execute for us, and in our names in the capacities indicated below, and to file with the Securities and Exchange Commission the Annual Report on Form 10-K of Bird Corporation, for the fiscal year ended December 31, 1995, and any and all amendments thereto.

         IN WITNESS WHEREOF, we have signed this Power of Attorney in the capacities indicated on March 21, 1996.

Principal Executive Officer:

____________________________                President, Director and
Richard C. Maloof                           Chief Operating Officer

Principal Accounting Officer:

____________________________                Corporate Controller
Donald L. Sloper, Jr.

                                    Directors

____________________________                     ____________________________
Robert P. Bass, Jr.                              Francis J. Dunleavy

____________________________                     ____________________________
Charles S. Bird, Jr.                             John T. Dunlop

____________________________                     ____________________________
Guy W. Fiske                                     Joseph D. Vecchiolla

____________________________
Loren R. Watts

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BIRD CORPORATION
                                                       (Registrant)

                                                       By_____________________
                                                       Richard C. Maloof
                                                       President, COO

                                                       March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                      TITLE                           DATE
    ---------                      -----                           ----

________________________       President, Director,            March 27, 1996
RICHARD C. MALOOF              and COO (Principal
                               Executive Officer)

________________________       Corporate Controller            March 27, 1996
DONALD L. SLOPER, JR.          (Principal Accounting
                               Officer)

           *
________________________       Director                        March 27, 1996
JOSEPH D. VECCHIOLLA

                                   SIGNATURES
                                   (continued)

           *
________________________          Director                     March 27, 1996
ROBERT P. BASS, JR.

           *
________________________          Director                     March 27, 1996
CHARLES S. BIRD, JR.

           *
________________________          Director                     March 27, 1996
FRANCIS J. DUNLEAVY

            *
 ________________________         Director                     March 27, 1996
JOHN T. DUNLOP

           *
________________________          Director                     March 27, 1996
GUY W. FISKE

           *
________________________          Director                     March 27, 1996
LOREN R. WATTS

                       * By _________________________________________
                                     Frank S. Anthony as
                                     Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14 (A) (1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1995

                                BIRD CORPORATION
                             NORWOOD, MASSACHUSETTS

                        Bird Corporation and Subsidiaries

                                    Form 10-K

                             Items 14(a)(1) and (2)

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

Consolidated Financial Statements:                                    Page
                                                                      ----
         Reports of independent accountants                            F2

         Balance sheets at December 31, 1995 and 1994                  F4


         Statements of operations for each of the three years in
          the period ended December 31, 1995                           F6

         Statements of stockholders' equity for each of the three
          years in the period ended December 31, 1995                  F7

         Statements of cash flows for each of the
          three years in the period ended December 31, 1995            F8


         Notes to consolidated financial statements                    F9

The following consolidated financial statement schedules of Bird Corporation and its subsidiaries are included in Item 14(a)(2) and should be read in conjunction with the financial statements included herein:

         Schedule II  - Valuation and qualifying accounts              F31




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

                                       F1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Bird Corporation

We have audited the consolidated balance sheets of Bird Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kensington Partners, which statements reflect total assets of $8.9 million at December 31, 1994, and total net sales of $24.2 million and $21.2 million and net losses of $5.3 million and $5.2 million for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kensington Partners, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on Page F1 present fairly, in all material respects, the financial position of Bird Corporation and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to comply with a new pronouncement issued by the Financial Accounting Standards Board.

Price Waterhouse LLP
Boston, Massachusetts

March 15, 1996

                                       F2

                          INDEPENDENT AUDITORS' REPORT

TO THE PARTNERS
KENSINGTON PARTNERS AND AFFILIATE
Leechburg, Pennsylvania

         We have audited the accompanying combined balance sheet of Kensington Partners and Affiliate (Joint Venture Partnerships) as of December 31, 1994 and the related combined statements of operations and changes in partners' capital (deficit), and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Kensington Partners and Affiliate as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

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

Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania

February 10, 1995

                                       F3

                        BIRD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                            DECEMBER 31,
                                                          1995        1994
                                                        -------     -------
ASSETS

Current Assets:

   Cash and equivalents                                 $ 3,679     $   321
   Accounts and notes receivable, less
     allowances - $153 in 1995

     and $3,137 in 1994                                   5,461      19,644
   Inventories                                            4,701       8,371
   Refundable income taxes                                1,021           0
   Prepaid expenses and other assets                      1,157       3,095
   Deferred income taxes                                    435       6,836
                                                        -------     -------

                               Total current assets      16,454      38,267
                                                        -------     -------

Property, Plant and Equipment:

   Land and land improvements                             2,810       3,145
   Buildings                                              7,184      11,742
   Machinery and equipment                               28,980      33,760
   Construction in progress                                 672       5,705
                                                        -------     -------
                                                         39,646      54,352

   Less - Depreciation and amortization                  16,127      24,323
                                                        -------     -------
                                                         23,519      30,029
                                                        -------     -------

Assets held for sale                                          0       7,500
Deferred income taxes                                     3,631       8,662
Other assets                                                 99       1,247
                                                        -------     -------
                                                        $43,703     $85,705
                                                        =======     =======








See accompanying notes to consolidated financial statements.


                                      F4

                        BIRD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                                                        DECEMBER 31,
                                                                                    1995          1994
                                                                                   --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                $  3,394      $  6,632
   Accrued expenses                                                                   5,881         7,039
   Long-term debt, portion due within one year                                        1,113        18,071
   Retirement plan contributions payable                                                 88           302
   Income taxes payable                                                                   0           596
                                                                                   --------      --------
                               Total current liabilities                             10,476        32,640
                                                                                   --------      --------

Long-term debt, portion due after one year                                            4,869        12,504
                                                                                   --------      --------
Other liabilities                                                                     3,942         2,715
                                                                                   --------      --------
Deferred income taxes                                                                     0           128
                                                                                   --------      --------

   Total liabilities                                                                 19,287        47,987
                                                                                   --------      --------

STOCKHOLDERS' EQUITY
   5% cumulative preferred stock, par
     value $100. Authorized 15,000 shares;
     issued 5,820 shares in 1995 and 1994
     (liquidating preference $110 per share,
     aggregating $640,000)                                                              582           582

   Preference stock, par value $1. Authorized 1,500,000 shares; issued 814,300 shares of $1.85 cumulative convertible preference stock in 1995 and
     1994(liquidating value $20
     per share, aggregating $16,286,000)                                                814           814

   Common stock, par value $1. Authorized
     15,000,000 shares; 4,395,162 shares issued
     in 1995 and 4,375,179 shares issued in 1994                                      4,395         4,375
   Other capital                                                                     27,362        27,235
   Retained earnings (deficit)                                                       (5,746)        7,860
                                                                                   --------      --------
                                                                                     27,407        40,866

   Less -

     Treasury stock, at cost, Common stock:
       275,100 shares in 1995 and 1994                                               (2,991)       (2,991)
     Unearned compensation                                                                0          (157)
                                                                                   --------      --------
                                                                                     24,416        37,718
                                                                                   --------      --------
   COMMITMENTS AND CONTINGENCIES (NOTE 11)

                                                                                   $ 43,703      $ 85,705
                                                                                   ========      ========

          See accompanying notes to consolidated financial statements.


                                      F5

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  Year Ended December 31,
                                                           1995             1994             1993
                                                        -----------      -----------      -----------
Net sales                                               $    54,180      $   167,886      $   187,745
                                                        -----------      -----------      -----------
Costs and expenses:
  Cost of sales                                              48,007          136,878          151,664
  Selling, general and administrative expense                11,817           28,786           32,716
  Interest expense                                              927            4,782            2,472
  Discontinued business activities (income) expense         (17,570)          (1,313)             268
  Equity losses from partnership                                372            4,680            2,625
  Other expense                                                   0                0            3,278
                                                        -----------      -----------      -----------
    Total costs and expenses                                 43,553          173,813          193,023
                                                        -----------      -----------      -----------
Earnings (loss) from continuing
  operations before income taxes                             10,627           (5,927)          (5,278)

Provision (benefit) for income taxes                         11,424           (7,010)            (637)
                                                        -----------      -----------      -----------
Earnings (loss) from continuing operations
   before cumulative effect of accounting change               (797)           1,083           (4,641)
                                                        -----------      -----------      -----------
Discontinued operations (Note 9):
  Income (loss) from operations of
   discontinued businesses, net of taxes                          0            1,245          (15,414)
  Loss on disposal of environmental business,
   1993 includes a  provision of $5,200,000
   for operating losses during phase out
   period, net of taxes                                     (11,252)          (6,011)         (11,000)
                                                        -----------      -----------      -----------
  Net loss from discontinued operations                     (11,252)          (4,766)         (26,414)
                                                        -----------      -----------      -----------
Cumulative effect of accounting change                            0                0            2,733
                                                        -----------      -----------      -----------
Net loss before dividends                                   (12,049)          (3,683)         (28,322)
Preferred and preference stock
  cumulative dividends                                        1,536            1,536            1,536
                                                        -----------      -----------      -----------
Net loss applicable to common
  stockholders                                          $   (13,585)     $    (5,219)     $   (29,858)
                                                        ===========      ===========      ===========
Primary earnings (loss) per common share:
  Continuing operations                                 $     (0.57)     $     (0.11)     $     (1.51)
  Discontinued operations                                     (2.74)           (1.20)           (6.45)
  Cumulative effect of accounting change                       0.00             0.00             0.67
                                                        -----------      -----------      -----------
Net loss after dividends                                $     (3.31)     $     (1.31)     $     (7.29)
                                                        ===========      ===========      ===========
Fully diluted earnings (loss) per common share:
  Continuing operations                                 $     (0.57)     $     (0.11)     $     (1.51)
  Discontinued operations                                     (2.74)           (1.20)           (6.45)
  Cumulative effect of accounting change                       0.00             0.00             0.67
                                                        -----------      -----------      -----------
Net loss after dividends                                $     (3.31)     $     (1.31)     $     (7.29)
                                                        ===========      ===========      ===========
Average number of shares used in earnings
  per share computations                                  4,104,965        3,992,251        4,097,999
                                                        ===========      ===========      ===========


     See accompanying notes to consolidated financial statements.

                                      F6

BIRD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share amounts)

                                                       $1.85
                                             5%      CUMULATIVE
                                         CUMULATIVE  CONVERTIBLE                  RETAINED    COMMON                     TOTAL
                                         PREFERRED   PREFERENCE  COMMON   OTHER   EARNINGS   STOCK IN     UNEARNED    STOCKHOLDERS'
                                           STOCK        STOCK     STOCK  CAPITAL  (DEFICIT)  TREASURY   COMPENSATION    EQUITY
Balance December 31, 1992                  $582         $814     $4,267  $25,401   $41,645   ($2,059)    ($1,549)       $69,101
Net loss                                                                           (28,322)                             (28,322)
Cash dividends declared:
 5% cumulative preferred
  stock - $5 per share                                                                 (29)                                 (29)
 $1.85 cumulative
  convertible preference stock
  $1.85 per share                                                                   (1,130)                              (1,130)
 Common stock $.15 per share                                                          (613)                                (613)
Common stock issued as
  compensation - 1,200 shares                                         1       13                                             14
Common stock issued for contributions to
 employees' saving plan - 19,119 shares                              19      210                                            229
Common stock issued and note
 repayment upon exercise of stock
 options - 4,080 shares                                               4      210                                            214
Purchase of 10,119 shares of
 common stock                                                                                   (120)                      (120)
Amortization of unearned compensation                                                                        595            595
Cumulative effect of accounting change                                       323                                            323
Tax effect of stock options exercised                                        303                                            303
Cumulative foreign currency translation                                       (4)                                            (4)
                                           ----         ----     ------  -------   -------   -------     -------        -------
Balance December 31, 1993                   582          814      4,291   26,456    11,551    (2,179)       (954)        40,561

Net loss                                                                            (3,683)                              (3,683)
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share                                                               (8)                                  (8)
Common stock issued as
  compensation - 1,426 shares                                         1       14                                             15
Common stock issued for contributions to
 employees' saving plan - 12,439 shares                              13      110                                            123
Common stock issued upon exercise
 of stock options - 69,750 shares common
 and 15,000 shares treasury                                          70      609                 109                        788
Purchase of 248 shares of common stock                                                            (3)                        (3)
L.T.Incentive forfeitures - 125,145 shares                                                      (910)        910              0
Common stock from distribution
 business - 916 shares                                                        (6)                 (8)                       (14)
Amortization of unearned compensation                                                                       (113)          (113)
Cumulative foreign currency translation                                       52                                             52
                                           ----         ----     ------  -------   -------   -------     -------        -------
Balance December 31, 1994                   582          814      4,375   27,235     7,860    (2,991)       (157)        37,718

Net loss                                                                           (12,049)                             (12,049)
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share                                                              (51)                                 (51)
 $1.85 cumulative
  convertible preference stock -
  $1.85 per share                                                                   (1,506)                              (1,506)
Common stock issued as
  compensation - 200 shares                                                    1                                              1
Common stock issued for contributions to
 employees' saving plan - 17,783 shares                              18      112                                            130
Common stock issued upon exercise
 of stock options - 2,000 shares common                               2       14                                             16
Amortization of unearned compensation                                                                        157            157
                                           ----         ----     ------  -------   -------   -------     -------        -------
Balance December 31, 1995                  $582         $814     $4,395  $27,362   ($5,746)  ($2,991)         $0        $24,416
                                           ====         ====     ======  =======   =======   =======     =======        =======

See accompanying notes to consolidated financial statements.



                                       F7

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Year Ended December 31,
(Brackets denote cash outflows)                              1995             1994             1993
                                                         -----------      -----------      -----------
Cash flow provided (used) by operations:
Net loss                                                 $   (12,049)     $    (3,683)     $   (28,322)
Adjustments to reconcile to net
 cash provided by operations:
   Writedown of assets to net realizable value                     0                0            5,800
   Depreciation and amortization                               2,861            4,317            8,714
   Provision for losses on accounts receivable                    26              905            2,162
   Deferred income taxes                                      11,304          (10,172)          (1,044)
   Cumulative effect of accounting change                          0                0           (2,733)
   Gain on sale of vinyl business                            (20,579)               0                0
   Loss on sale of window business                             1,959                0                0
   Gain on sale of distribution business                           0           (1,466)               0
   Loss (gain) on disposal of environmental business          11,252            9,747             (858)
Changes in balance sheet items:
   Accounts receivable                                         3,120           (2,841)          (8,199)
   Inventories                                                (2,664)           1,423            4,538
   Prepaid expenses                                              712              203           (2,039)
   Liabilities not related to financing activities           (14,325)          (6,867)          11,646
   Liquidation reserve                                             0           (5,398)           5,398
   Other assets                                                  128            2,230            2,564
                                                         -----------      -----------      -----------
Cash flow used by operations:                                (18,255)         (11,602)          (2,373)
                                                         -----------      -----------      -----------
Cash flows from investing activities:
   Acquisition of property, plant and equipment,net           (1,590)         (10,614)         (16,251)
   Proceeds from disposal of assets                           50,680           31,296            9,141
   Additional investments in discontinued operations          (2,402)               0                0
   Other investments                                             651           (1,277)             159
                                                         -----------      -----------      -----------
Net cash provided (used) in investing activities              47,339           19,405           (6,951)
                                                         -----------      -----------      -----------
Cash flows from financing activities:
   Debt proceeds                                              16,627          159,139        1,286,500
   Debt repayments                                           (40,942)        (175,091)      (1,270,987)
   Dividends paid                                             (1,558)              (8)          (2,351)
   Purchase of treasury stock                                      0              (11)            (120)
   Other equity changes                                          147              971              577
                                                         -----------      -----------      -----------
Net cash provided (used) by financing activities             (25,726)         (15,000)          13,619
                                                         -----------      -----------      -----------
Net increase (decrease) in cash and equivalents                3,358           (7,197)           4,295
Cash and cash equivalents at beginning of year                   321            7,518            3,223
                                                         -----------      -----------      -----------
Cash and cash equivalents at end of year                 $     3,679      $       321      $     7,518
                                                         ===========      ===========      ===========
Supplemental Disclosures:
Cash paid during the year for:
   Interest                                              $     1,501      $     4,811      $     2,160
   Income taxes                                          $     1,170      $       363      $       291

See accompanying notes to consolidated financial statements.

                                       F8

                        BIRD CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

NATURE OF OPERATIONS

Bird Corporation is a manufacturer of asphalt roofing products. Currently, asphalt shingles and roll roofing are produced at the Company's plant in Norwood, Massachusetts for commercial and residential use. These products are marketed in the northeastern United States through independent wholesalers and building material retailers whose primary customers are roofing contractors.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bird Corporation and its majority-owned subsidiaries (the "Company"). All material intercompany activity has been eliminated from the financial statements. Investments in less than majority-owned companies are accounted for by the equity method. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF RISK AND MAJOR CUSTOMERS

The Company is dependent upon the economy in the northeastern United States and sells its products primarily to independent wholesalers and building material retailers for resale primarily to roofing contractors. One customer accounted for slightly more than 10% of the Company's sales during 1995 and accounts receivable at December 31, 1995.

The principal raw materials used in the manufacture of asphalt roofing products are fiberglass mat, asphalt saturants and coatings and crushed granules. The Company's requirements for fiberglass mat are met primarily under a Glass Mat Supply Agreement with one vendor which expires on December 31, 1996. Fiberglass mat is also generally available in adequate quantities from a number of outside suppliers.

                                       F9

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

Land improvements              10 to 20 years
Buildings                      20 to 40 years
Machinery and equipment         5 to 20 years


Deprecation expense for continuing operations for 1995, 1994 and 1993 amounted to $2,831,000, $3,644,000 and $3,757,000, respectively. Maintenance, repairs and minor renewals are charged to earnings in the year in which the expense is incurred. Additions, improvements and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, are removed from the accounts, and any gain or loss on disposition is credited or charged to earnings. The Company capitalizes interest cost on construction projects while in progress. The capitalized interest is recorded as part of the asset to which it is related and is amortized over the asset's estimated useful life.

RETIREMENT PLANS

The Company has a defined contribution plan covering substantially all eligible non-union salaried and non-union hourly employees. Annual contributions are made to the plan based on rates identified in the plan agreement.

                                       F10

ADVERTISING

Advertising costs are charged to operations when incurred. The Company did not incur any costs associated with direct response advertising in 1995, 1994 and 1993, and there were no capitalized advertising costs at December 31, 1995 and 1994. Advertising expense for 1995, 1994 and 1993 was $503,000, $1,023,000 and
$1,230,000, respectively.

EARNINGS(LOSS) PER COMMON SHARE

Primary earnings(loss) per common share is determined after deducting the dividend requirements of the preferred and preference shares and is based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings(loss) per common share also give effect to the reduction in earnings per share, if any, which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period if the effect is dilutive.

ENVIRONMENTAL MATTERS

The Company records a liability for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on the available evidence and site assessments. If an amount is likely to fall within a range and no single amount within that range can be determined to be a better estimate, the minimum amount of the range is recorded. If there are other participants and the liability is joint and several, the financial stability of the other participants is considered in determining the Company's accrual. In addition, the liability excludes claims for recoveries from insurance companies and other third parties until such claims for recoveries are probable of realization at which point they would be classified separately as a receivable.

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

                                       F11

2.   INVENTORIES

The percentages of inventories valued on the LIFO method were 100% and 86% at December 31, 1995 and 1994, respectively. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table (in thousands) presents these components on a current cost basis with the LIFO reserve shown as a reduction.

                                December 31,
                            1995          1994
                            ----          ----

Current Costs:
 Raw materials           $ 1,202       $ 3,554
 Finished goods            4,217         6,924
                         -------       -------
                           5,419        10,478
 Less LIFO reserve           718         2,107
                         -------       -------
                         $ 4,701       $ 8,371
                         =======       =======



3.   DEBT

At December 31, the Company's borrowings and debt obligations are summarized as follows (in thousands):

                                         1995          1994
                                         ----          ----
Long Term Debt:
 Revolving Credit Agreement             $     0       $13,937
 Term Loans                               5,000        15,000
 Obligations under capital leases           982         1,638
                                        -------       -------
                                          5,982        30,575
 Less - portion due within                1,113        18,071
                                        -------       -------
        one year                        $ 4,869       $12,504
                                        =======       =======


Prior to November 30, 1994, the Company's external financial needs were satisfied by borrowing under the Second and Third Amended Credit Agreements with The First National Bank of Boston, Philadelphia National Bank incorporated as Corestates Bank, N.A. and The Bank of Tokyo Trust Company.

On November 30, 1994, Bird Incorporated entered into a three year $39 million Loan Agreement with Fleet Capital Corporation ("Fleet Capital"), previously Barclays Business Credit, Inc. and Shawmut Capital Corporation. At the end of the three year period, the Loan Agreement will be automatically renewed for successive one year periods unless terminated specifically in writing. The Loan Agreement consisted of a $24 million revolving credit commitment and two equal term loans (Term loan A and Term loan B, as defined in the Loan Agreement) totaling $15 million. On March 8, 1995 the Company sold the assets of its vinyl siding operation to Jannock, Inc. for $47.5 million which was reduced to approximately $42.5 million by post-closing working capital adjustments (see
Note 7). The proceeds from the sale were used to reduce bank debt. Concurrent with the sale, Fleet Capital executed the First Amendment to the Loan Agreement amending the amount of the facility to $20 million consisting of a $15

                                       F12
million revolving credit commitment and a $5 million term loan. On January 10, 1996, the Company paid down the term loan so that the outstanding principal balance equaled $2.5 million. Up to $5 million of the revolving credit facility can be used for letters of credit. Letters of credit outstanding as of December 31, 1995 totaled $2,233,000 compared to $2,927,000 as of December 31, 1994.

Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build up of accounts receivable which may occur under sales programs offered during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of March 15, 1996, an aggregate of $7,683,000 was available to the Company under the terms of the revolving credit facility under the Loan Agreement.

The Loan Agreement contains financial and operating covenants which, among other things, (i) require the Company to maintain prescribed levels of tangible net worth, net cash flow and working capital and (ii) place limits on the Company's capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions and disposition of assets. As of September 30, 1995, the Company was in default under Section 8.3.3 of the Loan Agreement as a result of failing to achieve a stated level of cash flow for the third quarter of 1995. As a result of the weak remodeling market during 1995, sales volume and earnings were less than anticipated, negatively impacting cash flow. At the request of the Company, Fleet Capital waived the cash flow requirements for the third quarter without penalty and amended this and other financial covenants for subsequent periods based on a review of the Company's financial condition and future projections. As of December 31, 1995, the Company was in compliance with all covenants.

Interest on the revolving credit commitment under the First Amended Loan Agreement accrues at the Fleet Capital base rate (as specified in such Agreement) or the London Interbank Offering Rate ("LIBOR") plus 2 3/4% at the Company's election on all borrowings plus the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. The interest on the term loan accrues at the base rate or the LIBOR rate plus 2 3/4% at the Company's election. The interest rate on outstanding borrowings at December 31, 1995 was 8.69%. The repayment of the principal on the term loan is at the rate of $62,500 per month through November 1996 and $71,417 per month thereafter with a final principal payment of $3,455,800 due on November 30, 1997. Proceeds in excess of $100,000 from the sale of fixed assets may, at Fleet Capital's discretion, be applied to the outstanding principal payments of the term loan.

                                       F13

The weighted average interest rates on short term borrowings at December 31, 1995 and December 31, 1994 were 9.74% and 9.53%, respectively. The fair value of the Company's total debt approximated the carrying value at December 31, 1995 and 1994, respectively. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

Maturities of long-term debt for each of the five years subsequent to December 31, 1995 are as follows:

1996 - $1,113,000; 1997 - $4,614,000; 1998 - $255,000; 1999 - $0; 2000 - $0. The
Company incurred net interest expense of $927,000 in 1995, $4,782,000 in 1994 (net of $257,000 capitalized interest), and $2,472,000 in 1993 (net of $345,000 capitalized interest).

4.       INCOME TAXES

Earnings (loss) from continuing operations before income taxes and the provision(benefit) for income taxes are shown below (in thousands):

                                                              Year Ended December 31,
                                                       1995            1994            1993
                                                       ----            ----            ----
Earnings (loss) from
 continuing operations
 before income taxes:                                $ 10,627        $ (5,927)       $ (5,278)
                                                     ========        ========        ========

Provision (benefit) for continuing operations:
  Currently payable                                  $    120        $    200        $    765
  Deferred                                             11,304          (7,210)         (1,402)
                                                     --------        --------        --------
                                                     $ 11,424        $ (7,010)       $   (637)
                                                     ========        ========        ========


The provision (benefit) for income taxes on continuing operations varied from the U.S. federal statutory rate for the following reasons:

                                      1995           1994           1993
                                      ----           ----           ----
Continuing operations:
U.S. federal statutory rate           34.0%        (34.0%)       (34.0%)
State income taxes                     7.3          (6.5)          0.6
Corporate owned life insurance         2.5          (9.9)          0.0
Effect of valuation allowance         63.7         (67.5)         22.3
Other                                  0.0          (0.4)         (1.0)
                                     -----         -----         -----
                                     107.5%       (118.3%)      (12.1%)
                                     =====         ======        =====


The net provision (benefit) for income taxes related to discontinued operations amounted to $(2,962,000) and $304,000 for 1994 and 1993, respectively.

The deferred income tax asset recorded in the consolidated balance sheet results from differences between financial statement and tax

                                       F14
reporting of income and deductions. A summary of the composition of the deferred income tax asset at December 31, 1995 and 1994 is as follows (in thousands):

                                                    1995            1994
                                                    ----            ----
Deferred tax assets:
         Bad debt reserves                        $     66        $  1,314
         Compensation/pension accruals                 648             882
         Investment in
          non-consolidated subsidiary                    0           4,284
         Net operating loss carryover               14,810           9,129
         Capital loss carryover                          0             451
         Investment tax credit carryover             1,233           1,233
         Minimum tax credit carryover                1,091           1,091
         Other reserves & accruals                   3,222           3,389
                                                  --------        --------
                  Total deferred tax assets         21,070          21,773

Deferred tax liabilities:
         Depreciation                               (1,942)         (1,403)
                                                  --------        --------
Net deferred tax asset before
  valuation reserve                                 19,128          20,370

Less:  Valuation reserve                           (15,062)         (5,000)
                                                  --------        --------
Net deferred tax asset                            $  4,066        $ 15,370
                                                  ========        ========


The Company has available for federal income tax purposes unused net operating loss and investment tax credit carryforwards, which may provide future tax benefits, expiring as follows (in thousands):

        Year of        Net        Investment
      Expiration  Operating Loss  Tax Credit

         1996       $     0       $    97
         1997             0           317
         1998             0           135
         1999             0           212
         2000             0           297
         2001             0           175
         2002           138             0
         2008         9,898             0
         2009        16,711             0
         2010        16,229             0
                    -------       -------
                    $42,976       $ 1,233
                    =======       =======


Additionally, for federal income tax purposes, at December 31, 1995 the Company had available for carryforward minimum tax credits with no expiration aggregating $1,091,000. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards, including certain unrealized built-in losses, which can be utilized for regular and alternative minimum tax purposes. (See Note 14 regarding proposed merger with CertainTeed Corporation.)

                                       F15

The Company adopted FAS 109 in 1993 and recorded the cumulative effect of the change in accounting principle of approximately $2.7 million as a benefit in the results of operations for the first quarter of 1993. This accounting change also requires the recognition of a valuation reserve if it is more likely than not that the Company may not be able to realize the benefits of recorded deferred tax assets. At December 31, 1995 the Company's net deferred tax asset is approximately $19.1 million less a valuation reserve of $15.1 million. As required under FAS 109, this valuation reserve was determined based upon the Company's review of all available evidence including projections of future taxable income. During 1995, the company disposed of Bird-Kensington Holding Corporation and Bird Environmental Gulf Coast, Inc. (as disclosed in Notes 7 and 9, respectively) resulting in losses not anticipated at the end of the previous year. In addition, the lower overall demand and price weakness in the northeast caused by a mild 1994/1995 winter followed by a hot, dry summer negatively impacted profits of the roofing operations. Based on the above factors, the Company increased the valuation reserve by $10.1 million.

The Company expects to be profitable and with other tax planning strategies expects to generate future taxable income. Realization of the $4,066,000 net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

5.   STOCKHOLDERS' EQUITY

The $1.85 cumulative convertible preference stock is redeemable, in whole or in part, at the option of the Company, at a redemption price of $20.00 per share on and after May 15, 1993. The convertible preference stock has a liquidation value of $20.00 per share and is convertible at the option of the holder into common stock of the Company at a conversion price of $22.25 per share, subject to adjustment in certain events. Dividends are cumulative from the date of issue and are payable quarterly. There are four preference dividends in arrears. The Company has the option to redeem the convertible preference stock. The Company's 5% cumulative preferred stock ranks senior to the convertible preference stock as to dividends and upon liquidation.

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

The Company is prohibited from purchasing its common stock as long as dividends on the convertible preference stock are in arrears. Under the 1992 Stock Option Plan described in Note 6, 931,325 shares of

                                       F16
common stock are reserved for issuance upon exercise of options and stock appreciation rights at December 31, 1995.

Restrictions on the payment of dividends on common and preference stock are imposed by the terms of the Loan Agreement dated November 30, 1994. Payment of dividends on the preferred stock are permitted under the Loan Agreement. As of December 31, 1995, all dividends current and in arrears on the preferred stock in the amount of $29,000 and $22,000 respectively, have been declared and paid in full. Dividends are in arrears on the preference stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and must be paid in full before any dividends could be declared and paid on the common stock. The quarterly dividends on the preference stock due May 15, August 15, and November 15, 1995 in the aggregate amount of $1,130,000, along with one dividend in arrears in the amount of $377,000, have with the consent of Fleet Capital, been declared and paid in full.

The Company has a Rights Agreement which, as amended, entitles certain common stockholders to purchase shares of common stock of the Company or securities of an acquiring entity in the event of certain efforts to acquire control of the Company. The proposed merger with CertainTeed Corporation (Note 14) will not trigger the exercisability of these rights.

6. EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company's "Bird Employees' Savings and Profit Sharing Plan" provides for a defined base contribution and profit sharing and savings contributions.

DEFINED BASE CONTRIBUTION

The Company contributes annually 2-7% of plan participants' basic compensation depending upon their age and employment status as of December 31, 1984. Vesting accrues at 20% per year of service. Contributions for continuing operations for the years ended December 31, 1995, 1994, and 1993 amounted to $72,000, $203,000, and $352,000, respectively.

PROFIT SHARING CONTRIBUTION

Profit sharing contributions are made annually, if earned, based upon certain defined levels of return on equity by the Company and its business units. The distribution of the contribution to the plan's participants is based upon annual basic compensation. Contributions for continuing operations for the year ended December 31, 1993 amounted to $145,000. No profit sharing contributions were earned for 1995 or 1994.

SAVINGS CONTRIBUTION

The Company's savings plan provides that eligible employees may contribute to the plan any whole percentage of their basic

                                       F17
compensation varying from 2 to 15%. The Company may make discretionary matching contributions not exceeding 6% of the participant's basic compensation during the plan year. Such matching Company contributions are invested in shares of the Company's common stock. The Company's contributions for continuing operations for the years ended December 31, 1995, 1994, and 1993 amounted to $124,000, $142,000, and $155,000, respectively.

POST RETIREMENT BENEFITS

Certain health care and life insurance benefits are provided for substantially all of the Company's retired employees, except those covered under union plans. Benefits are provided by the payment of premiums for life insurance benefits and the reimbursement for eligible employees of a portion of their health care premiums. The Company's cost for the years 1995, 1994, and 1993 amounted to $66,000, $79,000, and $71,000, respectively.

EMPLOYEE INCENTIVE PLANS

Under the 1982 Stock Option Plan, as amended, options to purchase up to 900,000 shares of the Company's common stock may be granted to officers, directors and key employees upon terms and conditions determined by a committee of the Board of Directors which administers the plan. In 1993, the Company adopted a new stock option plan which allows the issuance of up to 450,000 stock options in addition to the unissued shares approved for issuance under the 1982 plan. The new plan will expire in 2002 and no further options will be granted under the former plan. A Non-Employee Directors' Stock Option Plan was also adopted in 1993 which will automatically provide grants of options to each non-employee director serving on the Board of Directors at the time of such grant. Each annual grant will cover 2,500 shares of common stock and any recipient may not receive option grants exceeding a total of 30,000 shares. An aggregate of 100,000 shares of common stock are available for grants under the Non-Employee Directors' Stock Option Plan.

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

The exercise price of options specified by the committee must be at least 100% of the fair market value of the Company's common stock as of the date of grant. All options and rights granted become exercisable at the rate of 20 to 25% per year, on a cumulative basis, beginning with the first anniversary of the date of grant for options granted under the Stock Option Plan and in full one year after grant for option granted under the Non-Employee Directors' Stock Option Plan. In case of termination of employment, options and grants

                                       F18
vested, but not yet exercised, are subject to forfeiture under the Stock Option Plan and are exercisable up to 90 days after termination for the Non-Employee Directors' Stock Option Plan.

Transactions involving the Stock Option Plan are summarized as follows for the year ended December 31, 1995:

                                            STOCK OPTIONS
                                            -------------
Outstanding January 1, 1995
 ($5.00 to $17.50 per share)                  500,650
Granted ($6.625 to $8.125 per share)           65,000
Exercised ($5.00 per share)                    (2,000)
Canceled ($5.50 to $17.50 per share)         (125,550)
                                             --------
Outstanding December 31, 1995
 ($5.00 to $17.50 per share)                  438,100
                                             ========


Exercisable December 31, 1995
 ($5.00 to $17.50 per share)                  186,300

Shares available for granting options:
 January 1, 1995                              432,675
 December 31, 1995                            493,225


In tandem with the stock options there are 9,500 stock appreciation rights at December 31, 1995.

During 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation" ("FAS 123"). The Company intends to adopt FAS 123 through disclosure only in 1996.

LONG TERM INCENTIVE COMPENSATION

Under the terms of a Long Term Incentive Compensation Plan, certain officers and key management employees received common stock of the Company on a restricted time lapse grant basis. These shares were to be released from escrow and delivered to the plan's participants when the market price of the Company's common stock achieved certain designated levels between $12 and $24 per share for 30 consecutive days prior to June 28, 1994 or in any event if the participant has remained in the continuous employ of the Company through June 2003. Certain market prices were achieved and maintained for the required 30-day period during 1994 and 1993. Therefore, 40,670 and 45,630 shares of the Company's common stock were released in June of 1994 and 1993, respectively, to the plan's participants. Additionally, 30,000 shares were released to the former Chief Executive Officer in 1994 as part of his Termination Agreement. As a result of his termination and the termination of certain other officer and key management personnel during 1994, 125,145 shares of restricted stock valued at $910,000 were forfeited and returned to treasury stock. Upon consummation of the vinyl sale, all restrictions on the remaining 23,560 shares of common stock held under the plan automatically lapsed and such shares were distributed to the intended recipients.

                                       F19

Amortization of unearned compensation under this agreement for the years 1995 and 1993 amounted to $157,000 and $595,000, respectively. In 1994 amortization was reduced by $113,000 associated with the forfeiture of shares.

7.  DISCONTINUED BUSINESS ACTIVITIES

The Company records income and expenses associated with former business activities on the Consolidated Statement of Operations under the caption "Discontinued Business Activities".

On March 8, 1995, the Company sold substantially all of the assets of its vinyl business to Jannock, Inc. for $47.5 million in cash subject to certain downward adjustments which totaled $4,962,000. Net of adjustments, the gain on the sale of the vinyl business totaled $20,579,000. Sales of $6,365,000 were recorded for the now discontinued vinyl business for the period ending March 7, 1995.

On June 2, 1995 the Company sold all of the outstanding capital stock of Bird-Kensington Holding Corp., which owned the Company's interest in Kensington Partners, to Jannock, Inc. The purchase price consisted of cash in the gross amount of $2,780,000 and the assumption of certain liabilities related to the Kensington window business. The sale resulted in a loss of $1,959,000. Sales of $4,265,000 were recorded for this business for the period March 1, 1995 through June 2, 1995.

On June 10, 1994, the Company's 40% interest in Mid-South Building Supply, Inc. was redeemed for $1 million in cash resulting in a loss of $1,261,000.

On August 22, 1994, the Company sold the assets of substantially all of its distribution businesses to Wm. Cameron & Co. for a purchase price consisting of cash in the amount of $26,142,000, including $1 million held in escrow to pay any indemnification claims arising under the purchase and sale agreement. The sale resulted in a gain of $2,677,000. Sales of $67,089,000 were recorded for these businesses for the period ending August, 22, 1994.

On November 28, 1994, the Company sold its last remaining building materials distribution business, Southland Building Products, Inc., to Ashley Aluminum, Inc. for a purchase price of $2,134,000. The sale resulted in a modest gain. Sales of $9,092,000 were recorded for this business for the period ending November 27, 1994.

The Company recorded other expenses related to discontinued business activities of $1,050,000, $153,000, and $268,000, for the years 1995, 1994, and 1993, respectively. These charges against earnings include warranty claims and other costs directly related to discontinued business activities. Expenses incurred in 1995 also included $1.5 million in provisions relating to employee benefit plans and product liability claims associated with former roofing operations which were offset by a $602,000 crude oil refund from the Department of Energy.

                                       F20

8.  OTHER EXPENSE

Other expense was $3.3 million in 1993. A series of non-recurring items developed at the end of 1993 that required a number of charges to results of operations. The majority of these are outlined in the following paragraphs:

Accounting requirements associated with the responsible parties on an environmental cleanup require the Company to maintain a reserve sufficient to absorb the full cost of the Company's portion of the cleanup. Based on recent site assessments, the Company increased the cleanup reserve by $500,000 based on the Company's estimated share of the proportionate costs.

The Company had been considering the development of certain real property. As a result of cash flow and bank covenant constraints, no further development was possible. Based on the estimated net realizable value of the property, the Company wrote-off its $1.3 million investment.

To satisfy the remaining portion of an outstanding receivable, the Company previously accepted a $1.3 million note, collateralized by a secondary interest in a mortgage portfolio. Because assessment of the portfolio and the bankruptcy of the debtor indicated the note to be of no value it was written off.

The termination of the former Chief Executive Officer of the Company resulted in a $850,000 reserve to cover a settlement under an employment agreement which was paid in 1994.

The remainder of "Other Expense" is comprised of other miscellaneous adjustments of a more typical nature and income of approximately $1.3 million from a settlement with an insurance provider relating to product liability claims.

9. DISCONTINUED OPERATIONS

ENVIRONMENTAL BUSINESSES

On June 18, 1994, the Company agreed to cause the sale of its 80% interest in its "off-site" environmental business, Bird Environmental Gulf Coast,Inc. ("BEGCI") to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. Accordingly, the Company, as of June 30, 1994, recorded the operating results of BEGCI as a discontinued operation for all years presented. In conjunction with this decision, the Company recorded an aggregate charge of approximately $9 million, to adjust its book value to approximate the net realizable value of $7.5 million at June 30, 1994. In June 1994, the Company estimated that the results of operations from the "off-site" environmental business would be breakeven through the disposal date and, accordingly, no liability for anticipated losses from the measurement date to the disposal date was recorded. However, at December 31, 1994, the Company had invested an additional $1,270,000 in BEGCI

                                       F21
which, based on the Company's assessment, would not be recoverable and was accordingly written-off, thus maintaining the Company's investment at $7.5 million.

During 1995, the minority partner became unable to finance the purchase of the facility and efforts to attract another purchaser were unsuccessful. In July 1995, the Company's Board of Directors suspended further funding of the facility. As a result of this action, during the second quarter of 1995, the Company's remaining investment of $8.6 million was written off and a $3 million reserve was established for additional expenses associated with the closure of the facility. On November 29, 1995, the Company caused the sale of all of the outstanding capital stock of BEGCI to GTS Duratek, Inc. for a purchase price of $1.00. Of the $3 million reserve established in the second quarter of 1995, $2,050,000 was utilized, while $650,000 remains at December 31, 1995 for future claims against discontinued operations.

In 1993 the Company decided to close the "on-site" environmental remediation business. This business involved environmental remediation projects such as the processing of oily waste sites at a refinery, operations and management of waste processing sites and the removal and remediation of sludge. The contracts with customers were generally fixed price and usually for periods less than one year. As a result of the decision to exit this business, the Company recorded a provision totaling approximately $11 million. Included in this provision was a $5.8 million write-down of certain assets to net realizable value, $2.1 million for certain contracts including any additional amounts due to stipulated buyouts, $635,000 for severance-related payments, $740,000 for inventory and other assets, $1 million for the write-off of intangible assets and $700,000 for other expenses due to lease buyouts, fees and other general expenses.

Included in the 1993 environmental results is a restructuring reserve of $2 million relating primarily to the environmental business. Included in this provision is $300,000 for severance and benefit payments, $700,000 for lease buyouts, $650,000 for expected losses on exiting certain contracts, and $350,000 of other costs. This charge was offset by a $858,000 gain on the sale of the municipal sludge business. These amounts, including the operating results, are recorded as discontinued operations. Based upon the actual results of the environmental "on-site" remediation operations and the sale of its assets, excess costs of $3,861,000 charged in 1993 were reversed and recorded as discontinued operations in the consolidated statement of operations for the twelve months ended December 31, 1994.

Net sales relating to these environmental businesses amounted to $2,848,000, $3,715,000 and $24,681,000 for 1995, 1994 and 1993, respectively.

10.  ACQUISITIONS

On July 1, 1992 the Company entered into a 50% joint venture with Kensington Manufacturing Company to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). In 1993,

                                       F22

Kensington experienced serious cash needs which hampered production requirements. As a result of continuing losses and the inability of Kensington to properly finance its operation, Kensington's independent accountants issued "going concern" opinions at December 31, 1994 and December 31, 1993. After negotiating with its partner, Bird Corporation agreed to invest additional cash in return for temporarily increasing its ownership in Kensington to 90%. The terms of the new agreement allowed Kensington to return to an equal partnership if, before the later of December 31, 1994 or six months following the Company's last investment (made in August, 1994), its partner matched the additional investment made by the Company. As of February 28, 1995, the minority partner did not match the additional investment made by the Company. As a result, the Company's ownership in the joint venture was permanently fixed at 90%, resulting in a change in financial reporting from the equity method to consolidation beginning March 1, 1995 through June 2, 1995 when the operation was sold (see
Note 7).

The Company recorded 50% of the joint venture's loss from operations under the equity method from inception through January 31, 1994 and 90% for the period February 1, 1994 through February 28, 1995. Equity losses from Kensington are shown separately on the consolidated statements of operations.

The following table represents summarized financial information for Kensington Partners for the year ended December 31, 1994 (in thousands):

Current Assets                   $ 5,040
Property and Equipment             3,137
Other Assets                         677
                                 -------
         Total Assets            $ 8,854
                                 =======

Current Liabilities              $ 9,722
Other Liabilities                  1,288
                                 -------
         Total Liabilities       $11,010
                                 =======


The following table represents summarized financial information for the years ended December 31, 1994 and December 31, 1993 and the two month period ended February 28, 1995 (in thousands):

                            1995            1994            1993
                            ----            ----            ----
Net Sales                 $  1,774        $ 24,180        $ 21,169
Gross Profit (Loss)       $    (18)       $  1,317        $  1,384
Net Loss                  $   (413)       $ (5,310)       $ (5,249)



11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases certain manufacturing, administrative, warehousing,

                                       F23
transportation equipment and other facilities. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

At December 31, 1995 minimum lease commitments under noncancelable operating leases are as follows (in thousands):

                   Year
                   ----
                   1996                         $    986
                   1997                              899
                   1998                              740
                   1999                              740
                   2000                              740
                   Later years                    10,353
                                                --------
                                                $ 14,458
                                                ========

Total rental expense for continuing operations, exclusive of taxes, insurance and other expenses paid by the lessee related to all operating leases (including those with terms of less than one year) was as follows (in thousands):

                   Year                                         Amount
                   ----                                         ------
                   1995                                         $ 1,059
                   1994                                         $ 2,883
                   1993                                         $ 3,202

The following represents property under capital leases (in thousands):

                                         December 31,
                                      1995         1994
                                      ----         ----
Machinery and equipment              $2,456       $3,790
Less, accumulated depreciation          903        1,495
                                     ------       ------
                                     $1,553       $2,295
                                     ======       ======


At December 31, 1995 minimum lease commitments under capital leases are as follows (in thousands):

         Year                                                        Amount
         ----                                                        ------
         1996                                                       $    412
         1997                                                            406
         1998                                                            262
         1999                                                              0
         2000                                                              0
                                                                     -------
         Total minimum lease payments                                  1,080
         Imputed interest (@ rates ranging from
           3.4% to 7.2%)                                                 (98)
         Total future principal payments
                                                                     -------
          of lease obligations                                       $   982
                                                                     =======


LITIGATION

Since 1981, the Company has been named as a defendant in approximately

                                       F24

550 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos in products manufactured and sold by the Company. Approximately 140 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. The Company's insurance provider has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgements, if any. The Company has provided a reserve amounting to $950,000 at December 31, 1995 for its estimated share of losses related to these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1 million to $2 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRP's are unable to bear their allocated share. The Company has provided a reserve of approximately $1 million at December 31, 1995 to cover the remaining proportionate share of the estimated total remaining cost of cleanup, most of which will be paid in 1996. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, its remediation expense with respect to this site is not likely to have a material adverse effect on its consolidated financial position or results of operations of the Company.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. Status as a PRP means that the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of the PRPs identified with

                                       F25
respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. On the basis of such consideration, management has determined that such environmental matters will not have a material affect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to approximately $300,000 at December 31, 1995 for its estimated share of the ultimate cost of cleanup for such claims excluding any potential sources of indemnification or recovery from third parties.

In 1992, a subsidiary of the Company, Bird Atlantic Corporation, formerly Atlantic Building Products Corporation ("ABPCO"), commenced an action against a former vendor, alleging violation of an exclusive distributorship without adequate and fair compensation to ABPCO. A jury trial was held in November 1995 in the Superior Court of Plymouth County, Massachusetts. The jury found in favor of ABPCO and judgement was entered on January 26, 1996 in the principal amount of approximately $1.8 million. The award, with interest accruing at 12% per annum, is expected to be in excess of $3 million and will not be reported as income until collected. The defendant has appealed the judgement.

The Company is also exposed to a number of other asserted and unasserted potential claims encountered in the normal course of business and unrelated to environmental matters. In the opinion of management, the resolution of such claims will not have a material adverse effect on the Company's financial position or results of operations.

WARRANTY OBLIGATIONS

The Company warrants under certain circumstances that its Housing Group's products meet certain manufacturing and material specifications. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made. During 1995, 1994 and 1993, the Company recorded (exclusive of those claims included in discontinued business activities) approximately $2,262,000, $2,687,000, and $3,196,000, respectively, in warranty expenses and elective customer settlements. The warranty related expense included in discontinued business activities for 1995, 1994 and 1993 amounted to approximately $94,000, $100,000 and $104,000, respectively. Based upon analyses performed by the Company's management, a reasonably possible range of potential liability from unasserted warranty obligations for all products sold prior to December 31, 1995 is estimated to be between $3.5 million and $16.5 million. However, the Company has not recorded any liability for these future unasserted claims or complaints because management has concluded, based on such analyses, that no particular estimate within this range is probable.

                                       F26

12.  OPERATIONS IN DIFFERENT INDUSTRIES

The Company has had two business segments which it defined as the Housing Group and the Environmental Group.

The Housing Group manufactures and markets residential and commercial roofing products in the northeastern United States, including a full line of fiberglass based asphalt shingles and roll roofing. The Group also manufactured vinyl siding, window profiles, trim and accessories which were distributed nationwide. In prior years, the Group operated distribution centers primarily in the southeastern and southwestern markets for vinyl siding and in the Arizona and northeastern markets for roofing and other building materials products.

The Company's Environmental Group provided recycling, remediation, and beneficial re-use services for applications as diverse as food processing waste streams, oily waste recovery and the treatment of municipal wastes. Generally, these on-site services recovered valuable constituents, removed wastes and reduced the volume of materials which must be disposed of by other means. In December 1993, the Company decided to close this portion of the environmental segment and dedicate this group to operating BEGCI, the fixed site facility in Texas. As discussed in Note 9, the Company sold its interest in BEGCI in November 1995 to GTS Duratek, Inc.

Net sales represent sales to unaffiliated customers. Identifiable assets are those that are used in the Company's operations in each industry segment. Corporate assets are principally cash investments and equivalents and property maintained for general corporate purposes. As discussed in Note 9, the results of operations for the environmental group for the three years ended December 31, 1995 have been recorded as discontinued operations. Accordingly, net sales, cost of sales and SG&A relating to this segment are not shown below.

                                       F27

12.    OPERATIONS  IN  DIFFERENT  INDUSTRIES  (CONTINUED)

                                                                                 Year ended December 31,
                                                                        1995             1994             1993
                                                                        ----             ----             ----

Housing Group
Net Sales                                                             $  54,180        $ 167,886        $ 187,745
                                                                      =========        =========        =========



Earnings (loss) from continuing operations before income taxes:
   Housing group operating income                                     $     189        $   6,126        $   7,121
   Other non-recurring income                                            17,722            1,466              877
   Interest expense                                                        (927)          (4,782)          (2,472)
   Corporate office expenses                                             (6,357)          (8,737)          (6,970)
   Other write offs                                                           0                0           (3,834)
                                                                      ---------        ---------        ---------

                                                                      $  10,627        $  (5,927)       $  (5,278)
                                                                      =========        =========        =========


Identifiable assets:
   Housing group                                                      $  34,111        $  57,282        $  95,663
   Environmental group                                                       75            7,874           23,250
   Corporate office                                                       9,517           20,549            4,316
                                                                      ---------        ---------        ---------
                                                                      $  43,703        $  85,705        $ 123,229
                                                                      =========        =========        =========

Depreciation:
   Housing group                                                      $   2,759        $   3,573        $   3,670
   Environmental group                                                        0              500            1,686
   Corporate office                                                          72               71               87
                                                                      ---------        ---------        ---------
                                                                      $   2,831        $   4,144        $   5,443
                                                                      =========        =========        =========

Capital expenditures:
   Housing group                                                      $   1,924        $   9,446        $   4,505
   Environmental group                                                        0            1,283           12,251
   Corporate office                                                           0               37               56
                                                                      ---------        ---------        ---------
                                                                      $   1,924        $  10,766        $  16,812
                                                                      =========        =========        =========


                                      F28

13.   QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data for 1995 and 1994 is shown below:

THREE  MONTHS  ENDED                MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                    --------        --------        --------        --------
                                         (thousands of dollars, except per share amounts)
1995
Net sales                           $ 16,623        $ 15,138        $ 12,170        $ 10,249
Gross profit                        $  1,532        $  2,621        $  1,817        $    203(1)
Earnings(loss):
   Continuing operations            $  9,036        ($ 4,066)       ($   596)       ($ 5,171)
   Discontinued operations              (236)        (11,368)              0             352
                                    --------        --------        --------        --------
Net earnings  (loss)                $  8,800        ($15,434)       ($   596)       ($ 4,819)
                                    ========        ========        ========        ========

Earnings per share data:
Primary earnings  (loss) per
   common share:
      Continuing operations         $   2.11        ($  1.08)       ($  0.24)       ($  1.35)
      Discontinued operations          (0.06)          (2.77)           0.00            0.09
                                    --------        --------        --------        --------
      Net earnings  (loss)          $   2.05        ($  3.85)       ($  0.24)       ($  1.26)
                                    ========        ========        ========        ========
                                                                                        1994
1994
Net sales                           $ 36,863        $ 58,486        $ 46,246        $ 26,291
Gross profit                        $  6,670        $ 10,943        $  9,169        $  4,226(2)
Earnings(loss):
   Continuing operations            ($ 3,398)       ($ 1,480)       $  3,304        $  2,657
   Discontinued operations              (750)         (5,708)           (907)          2,599
                                    --------        --------        --------        --------
Net earnings  (loss)                ($ 4,148)       ($ 7,188)       $  2,397        $  5,256
                                    ========        ========        ========        ========

Earnings per share data:
Primary earnings  (loss) per
   common share:
      Continuing operations         ($  0.92)       ($  0.45)       $   0.76        $   0.56
      Discontinued operations          (0.18)          (1.37)          (0.24)           0.64
                                    --------        --------        --------        --------
      Net earnings  (loss)          ($  1.10)       ($  1.82)       $   0.52        $   1.20
                                    ========        ========        ========        ========


(1) Decrease in gross profit in the fourth quarter compared to the previous quarter is due to sales price weakness and the decline in sales volume attributable to a weak re-roofing market caused by a dry, hot summer.

(2) Decrease in gross profit in the fourth quarter compared to the previous quarter is due primarily to increased raw material costs that could not be passed on via price increases.

                                      F29

14.  MERGER WITH CERTAINTEED CORPORATION

On March 14, 1996, the Company signed a definitive agreement with CertainTeed Corporation, a subsidiary of Saint-Gobain Corporation, providing for CertainTeed to acquire in a merger transaction all of the Company's outstanding common, preferred and preference shares.

Upon the effective date of the merger, each share of the Company's outstanding common stock, par value $1 per share, will be converted into the right to receive an amount in cash equal to $7.50. The Company's outstanding 5% cumulative preferred stock, par value $100 per share, will remain issued and outstanding upon the effective date of the merger and will be called for redemption and retirement as soon as practicable thereafter at a price equal to $110, plus all accrued and unpaid dividends thereon as of the date of redemption and retirement. Each share of the Company's outstanding $1.85 cumulative convertible preference stock, par value $1 per share, will be converted into the right to receive $20 plus all accrued and unpaid dividends thereon as of the effective date of the merger. All outstanding options to purchase common stock under the 1982 Stock Option Plan, the 1992 Stock Option Plan, and the 1992 Non-Employee Directors' Stock Option Plan will be converted into the right to receive an amount in cash equal to $7.50 per share less the exercise price per share. Any option with an exercise price equal to or greater than $7.50 will be cancelled on the effective date of the merger without any payment to the option holder.

Completion of the merger is subject to approval by the Company's shareholders and appropriate governmental authorities. The merger is not subject to a financing contingency. The Company's Board of Directors has received a fairness opinion from its investment bankers regarding the merger. The closing of the merger is anticipated at the end of the second quarter, following distribution of proxy materials to the Company's shareholders and approval at a special meeting.

                                       F30

                        BIRD CORPORATION and Subsidiaries

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                              Additions
                                                      -------------------------
                                        Balance       Charged to     Charged to                      Balance
                                        beginning     cost and        other         Deduc-           at end
                                        of year       expenses      accounts(a)     tions            of year
                                        ---------     ----------    -----------     ------           -------
Year Ended December 31, 1995:

  Allowance for doubtful accounts       $ 3,137       $    26       $    56       $(3,066)(c)       $   153

  Valuation allowance for
    deferred tax assets                 $ 5,000       $10,789       $     0       $  (727)          $15,062



Year Ended December 31, 1994:

  Allowance for doubtful accounts       $ 4,273       $   905       $   100       $(2,141)(b)       $ 3,137

  Valuation allowance for
    deferred tax assets                 $ 9,000       $     0       $     0       $(4,000)          $ 5,000


Year Ended December 31, 1993:

  Allowance for doubtful accounts       $ 2,978       $ 2,162       $    47       $  (914)(b)       $ 4,273

  Valuation allowance for
    deferred tax assets                 $     0       $ 9,000       $     0       $     0           $ 9,000




(a)      Represents recovery of balances previously written off.

(b)      Uncollectible accounts written off by a charge to reserve.

(c) Represents the allowance for doubtful accounts of vinyl business sold of $517 and the uncollectible accounts written off by a charge to reserve of $2,549.

                                       F31

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                          COMBINED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION
                                   ITEM 14(d)

                                DECEMBER 31, 1994




                                       F32

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                          COMBINED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
                                DECEMBER 31, 1994
- --------------------------------------------------------------------------------



                                TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

FINANCIAL STATEMENTS

    Independent Auditors' Report                                           F34

    Combined Balance Sheet                                                 F35

    Combined Statements of Operations and Partners' Capital (Deficit)      F37

    Combined Statements of Cash Flows                                      F38

    Notes to the Combined Financial Statements                             F40

SUPPLEMENTAL INFORMATION

    Independent Auditors' Report on Financial Statement Schedule           F54

    Financial Statement Schedule II                                        F55

                                       F33

                          INDEPENDENT AUDITORS' REPORT

TO THE PARTNERS
KENSINGTON PARTNERS AND AFFILIATE
Leechburg, Pennsylvania

         We have audited the accompanying combined balance sheet of Kensington Partners and Affiliate (Joint Venture Partnerships) as of December 31, 1994 and the related combined statements of operations and changes in partners' capital (deficit), and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Kensington Partners and Affiliate as of December 31, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.

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

/s/Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania

February 10, 1995

                                       F34

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                             COMBINED BALANCE SHEET

- ------------------------------------------------------------------
DECEMBER 31                                                1994
- ------------------------------------------------------------------



ASSETS

CURRENT ASSETS
    Cash                                                $   55,655
    Accounts receivable
        Trade - net of allowance for doubtful
        accounts of $323,000 - Note 3                    1,742,715
        Related parties-Note 13B                         1,286,189
    Inventories-Note 4                                   1,875,584
    Prepaid expenses                                        79,862
                                                        ----------


              TOTAL CURRENT ASSETS                       5,040,005



PROPERTY AND EQUIPMENT-At cost - net of
  accumulated depreciation of $1,139,398 - Note 5        3,136,639
                                                        ----------



OTHER ASSETS
    Other receivables - related party - net of
    allowance-Note 13E                                     306,386
    Other assets-Note 6                                    371,249
                                                        ----------
                                                           677,635
                                                        ----------
              TOTAL ASSETS                              $8,854,279
                                                        ==========

     The accompanying notes are an integral part of these combined financial statements.

                                       F35

- ------------------------------------------------------------------------
                                                                1994
- ------------------------------------------------------------------------




LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
    Demand notes payable-Note 7                             $  1,628,302
    Current maturities of capital lease
    obligations and long-term debt-Note 8                        312,023
    Accounts payable
        Trade                                                  2,485,977
        Related parties-Note 13A                               3,654,990
    Accrued expenses-Note 9                                    1,640,238
                                                            ------------
              TOTAL CURRENT LIABILITIES                        9,721,530
                                                            ------------

LONG-TERM LIABILITIES
    Capital lease obligations and long-term debt-
    net of current maturities-Note 8                             807,012
    Accounts payable - trade - long-term                         354,636
    Other long-term liabilities-related parties-
    Notes 13D and 13E                                            126,314
                                                            ------------
              TOTAL LONG-TERM LIABILITIES                      1,287,962
                                                            ------------

              TOTAL LIABILITIES                               11,009,492

PARTNERS' DEFICIT                                             (2,155,213)

COMMITMENTS AND CONTINGENCIES - Note 12                             --
                                                            ------------
              TOTAL LIABILITIES AND PARTNERS' DEFICIT       $  8,854,279
                                                            ============

                                       F36

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

        COMBINED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL (DEFICIT)

- -------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31                    1994                1993
- -------------------------------------------------------------------------------
NET SALES (related parties - 1994 - 26%,
  1993 - 34%)                                  $ 24,180,093        $ 21,169,467

COST OF GOODS SOLD (purchased
  from related parties - 1994 - 28%,
  1993 - 27%)                                    22,863,159          19,785,555
                                               ------------        ------------

              GROSS PROFIT                        1,316,934           1,383,912

OPERATING EXPENSES (related parties -
  1994 - 11%, 1993 - 23%)                         5,346,966           6,012,508
                                               ------------        ------------
              LOSS FROM OPERATIONS               (4,030,032)         (4,628,596)
                                               ------------        ------------

OTHER INCOME (EXPENSE)
    Interest expense                               (289,638)           (155,452)
    Income (loss) from equity investment              3,468             (69,578)
    Provision for doubtful accounts                (595,417)           (202,154)
    Tax penalties                                  (199,872)               --
    Other expense - net                            (198,186)           (193,647)
                                               ------------        ------------

              TOTAL OTHER EXPENSE                (1,279,645)           (620,831)

              NET LOSS                           (5,309,677)         (5,249,427)

PARTNERS' CAPITAL (DEFICIT) - Beginning
  of year                                          (195,526)          4,453,901

    Capital Contributions                         3,349,990             600,000
                                               ------------        ------------

PARTNERS' DEFICIT - End of year                $ (2,155,213)       $   (195,526)
                                               ============        ============




     The accompanying notes are an integral part of these combined financial statements.

                                       F37

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                        COMBINED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31                                  1994               1993
- --------------------------------------------------------------------------------------------


CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net loss                                                  $(5,309,677)       $(5,249,427)
    Adjustments for noncash items
    included in net loss
        Depreciation and amortization                             763,183            540,921
        (Income) loss from equity investment                       (3,468)            68,578
        Working capital changes (below)                         2,818,892          3,269,036
                                                              -----------        -----------

              NET CASH USED FOR OPERATING ACTIVITIES           (1,731,070)        (1,370,892)
                                                              -----------        -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Purchase of property and equipment                            (38,222)          (132,650)
    Proceeds from sale of equipment                                81,430               --
    Other assets                                                  (98,273)          (280,508)
    Other receivables-related parties                              18,723           (100,000)
                                                              -----------        -----------
              NET CASH USED FOR INVESTING ACTIVITIES              (36,342)          (513,158)
                                                              -----------        -----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Cash contributed by the
      partners - Note 10                                        2,825,000            600,000
    Demand notes payable                                         (617,278)         1,335,000
    Proceeds from long-term debt                                  169,706             34,107
    Payments on long-term debt                                   (631,082)          (399,543)
    Other long-term liabilities -
      related parties                                              61,203            306,286
                                                              -----------        -----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES         1,807,549          1,875,850
                                                              -----------        -----------
INCREASE (DECREASE) IN CASH                                        40,137             (8,200)

CASH - Beginning of year                                           15,518             23,718
                                                              -----------        -----------

CASH - End of year                                            $    55,655        $    15,518
                                                              ===========        ===========







     The accompanying notes are an integral part of these combined financial statements.

                                       F38

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                  COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

- --------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED DECEMBER 31                                                                 1994               1993
- --------------------------------------------------------------------------------------------------------------------------



                                     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                                                      $   255,304        $   152,341
                                                                                            ===========        ===========

                                        NONCASH INVESTING AND FINANCING ACTIVITIES

Capital lease and debt obligations
incurred for acquisition of equipment                                                       $    68,431        $ 1,502,028
                                                                                            ===========        ===========

Partners' capital contribution of inventory                                                 $   399,990        $      --
                                                                                            ===========        ===========

Liability to related party
contributed to capital                                                                      $   125,000        $      --
                                                                                            ===========        ===========

                                           WORKING CAPITAL (INCREASES) DECREASES

Accounts receivable
    Trade                                                                                   $ 1,020,492        $(1,210,178)
    Related parties                                                                            (280,204)           (13,661)
Inventories                                                                                   1,480,803           (921,219)
Other current assets and
  liabilities                                                                                   940,601            520,199
Accounts payable
    Trade                                                                                    (1,087,268)         2,825,082
    Related parties                                                                             744,468          2,068,813
                                                                                            -----------        -----------

        INCREASE IN WORKING CAPITAL                                                         $ 2,818,892        $ 3,269,036
                                                                                            ===========        ===========


     The accompanying notes are an integral part of these combined financial statements.

                                       F39

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                       F40

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

       F.    DEPRECIATION

             Depreciation is computed by the straight-line method at rates intended to distribute the cost of the assets over their estimated useful lives. Property under capital lease is being amortized over the life of the lease in accordance with generally accepted accounting principles. Rates used by principal classifications are as follows:

                                                                        Rate
                                                                       (Years)
                                                                       -------

             Warehouse and manufacturing equipment                       3-10
             Furniture and fixtures                                      5-10
             Leasehold improvements                                      3-15
             Transportation equipment                                    3- 6

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

                                       F41

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       J.  RECLASSIFICATION

             Certain reclassifications were made to the amounts previously reported for December 31, 1993 to conform with the 1994 classifications.

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

       In addition, a lease agreement (Note 12A) is in default as a result of late payments being made and certain payroll and sales taxes are delinquent. (Note 9)

       Management believes the above mentioned losses and the associated balance sheet deficiencies are a result of adding new products in 1993 which required different manufacturing processes and a significant increase in orders, which put strain on the existing systems. The combination of the above resulted in manufacturing inefficiencies, low asset performance, excessive delivery costs and inadequate management information.

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

                                       F42

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - ACCOUNTS RECEIVABLE

       At December 31, 1994, accounts receivable - trade from three customers were approximately 67% of trade receivables. Sales to these unrelated customers comprised 67% of total sales for the years ended December 31, 1994. Sales to these customers comprised 51% of total sales for the year ended December 31, 1993.

NOTE 4-INVENTORIES

       Inventories at December 31, 1994 are as follows:

             Raw materials                                              $   950,893
             Allowance to state raw materials at LIFO cost                  (39,005)
                                                                        -----------

             Raw materials at LIFO cost                                     911,888
             Work-in-process                                                648,987
             Finished goods                                                 314,709
                                                                        -----------

             Total Inventories                                          $ 1,875,584

NOTE 5-PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1994 is as follows:

             Equipment under capital leases - Note 8                    $ 1,785,817
             Warehouse and manufacturing equipment                        1,715,676
             Furniture and fixtures                                         290,258
             Leasehold improvements                                         419,791
             Transportation equipment                                        64,495
                                                                        -----------

                                                                          4,276,037

             Less:Accumulated depreciation                                1,139,398
             Total Property and Equipment                               $ 3,136,639
                                                                        ===========


                                       F43

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - OTHER ASSETS

Other assets at December 31, 1994 is as follows:

      Deposits                                         $199,838
      Sample windows                                     89,965
      Other assets                                       81,446
                                                       --------

                                                       $371,249
                                                       ========

NOTE 7 - DEMAND NOTES

       On June 15, 1994, KP entered into a financing/factoring agreement with a lending institution to sell, on an ongoing basis, up to 80% or $2,500,000, whichever is less, of acceptable trade accounts receivable. All accounts receivable that remain unpaid after 90 days of the purchase by the lender are subject to recourse at the lender's discretion. KP may, at any time, repurchase the accounts receivable sold. The agreement, which expires on June15, 1995, is subject to automatic renewal for a six month period, unless notice of nonrenewal is given by either party. The loan was funded with $1,000,000, at which time the Companies' line of credit was paid in full (see below).

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

                                       F44

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8-CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT

       The following is a schedule by years of future minimum lease payments under capital leases and installment notes together with the present value of the net minimum lease payments and note payments as of December 31, 1994:

                   1995                                                          $   332,000
                   1996                                                              287,000
                   1997                                                              278,000
                   1998                                                              334,000
                                                                                 -----------

                      Net minimum lease payments                                   1,231,000

               Less: Amount representing interest                                    158,000
                                                                                 -----------
                      Present value of net minimum lease payments                  1,073,000

               Long-term debt principal payments - all due
               within one year                                                        46,000
                                                                                 -----------

                      Net obligations under capital leases and notes payable       1,119,000

               Less: Current portion                                                 312,000
                                                                                 -----------

                   Long-term obligations under capital leases and notes payable  $   807,000
                                                                                 ===========

       The partners have guaranteed substantially all of the above lease obligations.

       Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease. The following is an analysis of the Companies' assets under capital lease obligations, included in property and equipment (Note 5), at December 31, 1994:

       Warehouse and manufacturing equipment                                     $ 1,624,677
       Transportation equipment                                                      161,140
                                                                                 -----------

                                                                                   1,785,817

       Less:  Accumulated amortization                                               290,729
                                                                                 -----------

                   Total                                                         $ 1,495,088
                                                                                 ===========

                                       F45

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - ACCRUED EXPENSES

       Accrued expenses at December 31, 1994 are as follows:

       Accrued and withheld payroll and payroll taxes (Note 2)       $  575,500
       Accrued and collected sales taxes (Note 2)                       502,415
       Accrued tax penalties and interest                               239,219
       Accrued vacation                                                 155,510
       Accrued real estate taxes                                        105,932
       Other accrued expenses                                            61,662
                                                                     ----------

                 Total Accrued Expenses                              $1,640,238
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

                                       F46

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - PARTNERS' CAPITAL (CONTINUED)

       In September 1994, Bird entered into a sales agreement with Jannock, Inc. to sell all of the assets of a wholly owned subsidiary, Bird Incorporated. The sales agreement contains an option for Jannock to purchase Bird's interest in Kensington Partners for $2,780,000. In addition to the purchase price, Jannock would assume all of Bird's obligations under various security agreements. The option, which expires on April 7, 1995, is subject to Bird fulfilling its obligations under the partnership agreement.

       Subsequent to December 31, 1994, Bird advanced KP approximately $524,000.

NOTE 11 - RETIREMENT PLANS

       KP participates in a multi-employer defined benefit pension plan for the electrician's union employees. Plan contributions are determined by the union labor agreement. Management has not expressed any intent to terminate its participation in this plan. KP contributed approximately $191,000 and $163,000 to this plan during the years ended December 31, 1994 and 1993, respectively.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

       A.    OPERATING LEASES

             The Companies lease various operating facilities from related and unrelated parties and transportation equipment from unrelated parties under various operating leases. Rent expense for the years ended December 31, 1994 and 1993 are as follows:

                                      1994           1993
                                      ----           ----
Facilities leases - primarily
  related party                     $285,000       $263,000
Transportation equipment             133,000         67,000
                                    --------       --------
                                    $418,000       $330,000
                                    ========       ========




                                       F47

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

             The following are the approximate future minimum operating lease payments at December31, 1994, substantially all of which are due to a related party:



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
                                               ==========

             KP is currently in default on its lease for its primary operating facility as a result of not making the required rent payments as they became due. Rent of approximately $237,000, due a related party, has been accrued in the accompanying balance sheets at December 31, 1994. Based upon the current payment plan, approximately $61,000 of the accrued rent at December31, 1994 is included in other long-term liabilities - related parties.

       B.    PURCHASE COMMITMENTS

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

                                       F48

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

                                       F49

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 - RELATED PARTY TRANSACTIONS

       The Companies have entered into various transactions with related parties during the years ended December 31, 1994 and 1993. The transactions are as follows:

       A.    PURCHASES AND PAYABLES

             The Companies have purchases for raw materials, advertising services, and commissions from the following related parties as of and for the years ended December 31, 1994 and 1993:

                                                                                1994             1993
                                                                                ----             ----

Vinyl Division of Bird, Inc.                                                 $2,862,000       $2,053,000
Domken Plastics Limited (DPL)                                                $3,616,000       $2,964,000
Quantum II Partners (see below)                                              $  200,000       $  440,000
Design Matrix, Inc. (DMI) -
Advertising                                                                  $     --         $  147,000

Accounts payable to related parties at December 31,1994 is as follows:

Bird, Inc.                                                                                    $1,947,000
Domken Plastics Limited (DPL)                                                                  1,436,000
Quantum II (Notes 12D and 13E)                                                                    16,000
Other related parties                                                                            256,000
                                                                                              ----------
                                                                                              $3,655,000
                                                                                              ==========


             DMI and DPL are related through common ownership with ZES.

             A stockholder of ZES was compensated approximately $143,000 during the year ended December 31, 1993 for services rendered in assisting with the acquisition of raw materials from DPL. In addition, J&B was also compensated $86,000 during 1993 for similar services.

             Any compensation for services discussed above was reimbursed directly by DPL to ZES for the year ended December 31, 1994.

             Fees from J&B for computer software support of approximately $144,000 were charged to operations for the year ended December 31, 1994.

                                       F50

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13-RELATED PARTY TRANSACTIONS (CONTINUED)

       B.    SALES AND RECEIVABLES

             The Companies had sales to Jones & Brown, Inc. (J&B), a related party through common ownership with ZES, of approximately $5,890,000 and $7,255,000 for 1994 and 1993, respectively. In addition, the Companies had sales to other related parties of approximately $471,000 for 1994. Accounts receivable from related parties are as follows as of December31, 1994:

                   J&B                                       $1,174,000
                   Other                                        112,000
                                                             ----------

                      Total                                  $1,286,000
                                                             ==========


       C.    RENTS

             KP rents facilities from related parties (Note 12).

       D.    MANAGEMENT FEES

             Management fees of approximately $488,000 were paid to J&B under a management contract for the year ended December 31, 1993. The management agreement was terminated effective December 31, 1993.

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

                                       F51

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


  EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT

       In 1995, Jannock, Inc. exercised its option to purchase Bird's interest, owned by its wholly-owned subsidiary Bird-Kensington Holding Corporation, in KP. Immediately preceding the sale, Bird purchased ZES' interest in KP for $1,000,000. In addition, Bird invested in KP $4,090,000 prior to the sale to fulfill provisions in the asset purchase agreement.

       On June 2, 1995, the stock of Bird-Kensington Holding Corporation, which owned the assets and liabilties of KP was sold by Bird to Jannock, Inc. in exchange for cash of $2,780,000 and assumption of certain liabilities.

                                       F52

                            SUPPLEMENTAL INFORMATION

                                       F53

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

TO THE PARTNERS
KENSINGTON PARTNERS AND AFFILIATE
Leechburg, Pennsylvania

       We have audited the combined financial statements of Kensington Partners and Affiliate as of December 31, 1994 and for each of the two years in the period then ended, and have issued our report thereon dated February 10, 1995. In connection with our audits of these financial statements, we audited financial statement schedule II. In our opinion, such a financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania
February 10, 1995

                                       F54

                        KENSINGTON PARTNERS AND AFFILIATE

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1994

                                                                  Additions
                                                        --------------------------
                                             Balance       Charged to  Charged to                  Balance
                                            beginning      costs and    other       Deduc-         at end
                                             of year       expenses    accounts    tions(1)        of year

YEAR ENDED DECEMBER 31, 1994:
      Allowance for doubtful accounts       $195,000       $595,000       $-       $402,000       $388,000
                                            ========       ========       ==       ========       ========


YEAR ENDED DECEMBER 31, 1993:
      Allowance for doubtful accounts       $ 66,000       $202,000       $-       $ 73,000       $195,000
                                            ========       ========       ==       ========       ========



(1)        Uncollectible accounts written off.

                                       F55