Form 10-K/A
period 1995-12-31
BIRD CORP
filed 1996-04-30
CIK 12245

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934 (FEE REQUIRED)

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE TRANSITION PERIOD FROM        TO

  COMMISSION FILE NUMBER 0-828

                                BIRD CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                             04-3082903
                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
     INCORPORATION OR ORGANIZATION)

   1077 PLEASANT STREET, NORWOOD, MA                     02062
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of common stock, par value $1 per share, held by non-affiliates as of March 1, 1996 was $23,150,000. As of March 1, 1996 there were 4,123,178 shares of Bird Corporation common stock, par value $1 per share, outstanding.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

  As a result of the sale of its vinyl building products business, window fabrication business and San Leon hydrocarbon waste recycling center (see "Recent Business Developments" below), Bird Corporation's current manufacturing operation consists of one primary business unit--roofing manufacturing and sales and marketing. Products currently manufactured at Bird Corporation's roofing facility include asphalt shingles and roll roofing for commercial and residential use. These products are marketed through independent wholesalers, including wholesalers whose primary customers are roofing contractors. All references herein to the "Company" or "Bird" refer to Bird Corporation and its subsidiaries unless otherwise indicated by the context.

RECENT BUSINESS DEVELOPMENTS

  There have been a number of significant developments in the business of the Company since December 31, 1994, including the following:

  . The Company signed an Amended and Restated Agreement and Plan of Merger, dated as of April 8, 1996 (the "Merger Agreement"), among the Company, CertainTeed Corporation, a Delaware corporation ("CertainTeed"), and BI Expansion Corp., a Massachusetts corporation and a wholly owned subsidiary of CertainTeed ("Acquisition Sub"), pursuant to which Acquisition Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a subsidiary of CertainTeed. In the Merger, each share of the Company's common stock, par value $1 per share ("Common Stock"), outstanding on the effective date of the Merger and each share of the Company's $1.85 Cumulative Convertible Preference Stock par value $1 per share ("Preference Stock"), outstanding on the effective date of the Merger (other than shares held by CertainTeed or Acquisition Sub, shares held in the Company's treasury and other than shares held by stockholders who perfect their appraisal rights under Massachusetts law) will be converted into the right to receive (in the case of Common Stock) $7.50 per share of Common Stock and (in the case of Preference Stock) $20 plus all accrued and unpaid dividends through the effective date of the Merger per share of Preference Stock, in each case in cash, without interest. All outstanding shares of the Company's 5% Cumulative Preferred Stock, par value $100 per share (the "5% Stock"), will remain issued and outstanding after the Merger and will be called for redemption and retirement as soon as practicable following the Merger at a price equal to $110 per share, plus all accrued and unpaid dividends through the date of redemption and retirement.

   The Merger is the second step in a two-part transaction, the purpose of which is the acquisition of the Company by CertainTeed. On April 12, 1996, Acquisition Sub commenced a tender offer (the "Offer") to purchase all outstanding shares of Common Stock and Preference Stock at a price of $7.50 per share of Common Stock and $20 plus all accrued and unpaid dividends through the expiration date of the Offer per share of Preference Stock. The Offer is conditioned upon, among other things, (i) there being validly tendered and not withdrawn prior to the expiration of the Offer at least 66 2/3% of all outstanding shares of Common Stock (determined on a fully diluted basis on the expiration of the Offer) and
   (ii) either (x) there being validly tendered and not withdrawn prior to the expiration of the Offer at least 66 2/3% of all outstanding shares of Preference Stock or (y) Acquisition Sub having elected to require the Company to redeem all outstanding shares of Preference Stock in accordance with the Merger Agreement.

   Pursuant to the Merger Agreement, upon the acquisition by Acquisition Sub of at least a majority of the outstanding shares of Common Stock pursuant to the Offer, Acquisition Sub shall be entitled to designate such number of directors to be appointed to the Company's Board of Directors as is required to constitute a majority of the members of the Company's Board of Directors.


   Completion of the transaction is subject to approval by Bird's shareholders, appropriate governmental approvals and other customary conditions.

  . On November 29, 1995, the Company sold all of the outstanding capital stock of Bird Environmental Gulf Coast, Inc. ("BEGCI") which owned the Company's interest in the San Leon, Texas based hydrocarbon waste recycling center, to GTS Duratek, Inc. ("Purchaser") for a purchase price of $1.00. In addition, BETI agreed to pay the Purchaser the amount by which BEGCI's current liabilities exceeded its current assets at August 31, 1995, which was approximately $1.3 million. The sale of the recycling center completes the Company's withdrawal from the environmental remediation and recycling industry. The resulting loss of $11,252,000 is reflected as discontinued operations in the Company's consolidated statements of operations.

  . On September 26, 1994, the Company announced that it had signed a definitive agreement to sell the assets of its vinyl building products manufacturing operation located in Bardstown, Kentucky to Jannock, Inc. ("Jannock"). This transaction also included an option to purchase the Company's interest in Kensington Partners ("Kensington"), a window fabrication business. At a special meeting of the shareholders held in Dedham, Massachusetts on March 7, 1995, the shareholders of the Company voted to sell the assets of the Company's vinyl building products operation to Jannock essentially in accordance with the terms and conditions as outlined in the definitive agreement between the Company and Jannock dated September 23, 1994. On March 8, 1995, the sale was closed for a gross purchase price of $47.5 million which was reduced to approximately $42.5 million by post- closing working capital adjustments (the "Vinyl Sale"). The sale included the assumption by the purchaser of certain specified liabilities of the vinyl business. Proceeds from the sale were used to reduce bank debt. Net of adjustments, the Company's gain on this sale totaled $20,579,000 million and is reflected as discontinued business activity income in the consolidated statements of operations.

  . On June 2, 1995, the Company sold all of the outstanding capital stock of Bird-Kensington Holding Corp. ("Bird-Kensington"), which owned the Company's interest in Kensington to Jannock, Inc. The sale was consummated pursuant to the exercise by Jannock of an option granted under the Asset Purchase Agreement dated as of September 23, 1994 (as amended by amendments dated as of January 24, 1995, January 31, 1995, and April 27, 1995). The purchase price consisted of cash in the amount of $2,780,000 and the assumption of certain liabilities related to the Kensington business. Cash proceeds of $1 million were used to acquire the minority partner's interest in Kensington. In addition, $4,090,000 was invested by the Company in Bird-Kensington, as a condition of the sale, to enable Kensington to pay certain liabilities and to meet equity requirements as stipulated in the Asset Purchase Agreement. The sale resulted in a loss of $1,959,000 and is reflected as discontinued business activity expense in the Company's consolidated statements of operations.

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

  The principal geographic markets for the Company's manufactured roofing products, due to limitations imposed by freight costs, are the northeastern United States. The building materials business is seasonal to the extent that outside repair and remodeling and new construction decline during the winter months. To reduce the impact of this seasonal factor, the Company generally employs what it believes to be an industry-wide practice of "winter dating", pursuant to which extended or discounted payment terms are offered to creditworthy customers who order and accept delivery of roofing products during specified periods of time in the slow season.

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

ITEM 3. LEGAL PROCEEDINGS

  On or about April 18, 1996 Bird Incorporated, a subsidiary of the Company, received a grand jury subpoena issued upon application of the United States Department of Justice, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of the Company have received grand jury subpoenas requiring the production of certain documents as well as their providing testimony before the grand jury. The Company and such executive officer and senior manager are in the process of evaluating the subpoena and intend to cooperate fully with the Department of Justice. It appears that the subpoena relates to an investigation of the roofing materials industry.

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

 Insurance and Product Liability Claims

  On April 16, 1996 Paul Lindholm filed a class action suit in the Superior Court of the Commonwealth of Massachusetts for Norfolk County against Bird Incorporated. The complaint alleges that Bird

Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint lists claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint.

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

                                                           1995         1994
                                                        ----------- ------------
     QUARTER                                            HIGH   LOW   HIGH   LOW
     -------                                            ----- ----- ------ -----
     First............................................. 9     7 3/4 12 1/4 8
     Second............................................ 8 5/8 6 1/4 11 1/4 8 1/2
     Third............................................. 8 1/2 5 7/8 10 1/2 7
     Fourth............................................ 6 5/8 4 1/2 10     8

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

ITEM 6. SELECTED FINANCIAL DATA

  The following tables set forth certain financial data and are qualified in their entirety by the more detailed Consolidated Financial Statements and information included elsewhere herein:

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                         YEAR ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1995      1994      1993      1992      1991
                               --------  --------  --------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales....................  $ 54,180  $167,886  $187,745  $164,202  $137,059
                               --------  --------  --------  --------  --------
Costs and expenses:
  Cost of sales..............    48,007   136,878   151,664   128,371   107,226
  Selling, general and
   administrative expenses...    11,817    28,786    32,716    27,811    23,023
  Interest expense...........       927     4,782     2,472     1,506     1,026
  Discontinued business
   activities (income).......   (17,570)   (1,313)      268       178       189
  Other (income) expense.....       372     4,680     5,903      (197)     (331)
                               --------  --------  --------  --------  --------
Earnings (loss) from
 continuing operations before
 income taxes................    10,627    (5,927)   (5,278)    6,533     5,926
Provision (benefit) for
 income taxes................    11,424    (7,010)     (637)      869       498
                               --------  --------  --------  --------  --------
Earnings (loss) from
 continuing operations before
 cumulative effect of
 accounting change...........      (797)    1,083    (4,641)    5,664     5,428
                               --------  --------  --------  --------  --------
Discontinued operations:
  Gain (loss) from operations
   of discontinued
   businesses, net of taxes..         0     1,245   (15,414)   (2,573)     (249)
  Loss on disposal of
   businesses, net of taxes..   (11,252)   (6,011)  (11,000)        0         0
                               --------  --------  --------  --------  --------
Net loss from discontinued
 operations..................   (11,252)   (4,766)  (26,414)   (2,573)     (249)
                               --------  --------  --------  --------  --------
Cumulative effect of
 accounting change...........         0         0     2,733         0         0
                               --------  --------  --------  --------  --------
Net earnings (loss)..........  $(12,049) $ (3,683) $(28,322) $  3,091  $  5,179
                               ========  ========  ========  ========  ========
Primary earnings (loss) per
 common share:
  Continuing operations......  $  (0.57) $  (0.11) $  (1.51) $   1.00  $   1.01
  Discontinued operations....     (2.74)    (1.20)    (6.45)    (0.62)    (0.06)
  Cumulative effect of
   accounting change.........      0.00      0.00      0.67      0.00      0.00
                               --------  --------  --------  --------  --------
Net earnings (loss) per
 common share................  $  (3.31) $  (1.31) $  (7.29) $   0.38  $   0.95
                               ========  ========  ========  ========  ========
Cash dividend per common
 share.......................  $   0.00  $   0.00  $   0.15  $   0.20  $   0.20
                               ========  ========  ========  ========  ========
Book value per common share..  $   1.45  $   5.07  $   5.75  $  12.83  $  12.61
                               ========  ========  ========  ========  ========

SELECTED CONSOLIDATED BALANCE SHEET DATA

                                                    DECEMBER 31,
                                      -----------------------------------------
                                       1995    1994     1993     1992    1991
                                      ------- ------- -------- -------- -------
                                                   (IN THOUSANDS)
Total assets......................... $43,703 $85,705 $123,229 $119,075 $99,904
Working capital...................... $ 5,978 $ 5,627 $ 30,090 $ 43,782 $34,179
Long-term debt, excluding current
 portion............................. $ 4,869 $12,504 $ 43,127 $ 30,374 $12,150
Stockholders' equity................. $24,416 $37,718 $ 40,561 $ 69,101 $68,602

                       BIRD CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TENDER OFFER AND PROPOSED MERGER

  The Company signed an Amended and Restated Agreement and Plan of Merger, dated as of April 8, 1996 (the "Merger Agreement"), among the Company, CertainTeed Corporation, a Delaware corporation ("CertainTeed"), and BI Expansion Corp., a Massachusetts corporation and a wholly owned subsidiary of CertainTeed ("Acquisition Sub"), pursuant to which Acquisition Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a subsidiary of CertainTeed. In the Merger, each share of the Company's common stock, par value $1 per share ("Common Stock"), outstanding on the effective date of the Merger and each share of the Company's $1.85 Cumulative Convertible Preference Stock par value $1 per share ("Preference Stock"), outstanding on the effective date of the Merger (other than shares held by CertainTeed or Acquisition Sub, shares held in the Company's treasury and other than shares held by stockholders who perfect their appraisal rights under Massachusetts law) will be converted into the right to receive (in the case of Common Stock) $7.50 per share of Common Stock and (in the case of Preference Stock) $20 plus all accrued and unpaid dividends through the effective date of the Merger per share of Preference Stock, in each case in cash, without interest. All outstanding shares of the Company's 5% Cumulative Preferred Stock, par value $100 per share (the "5% Stock"), will remain issued and outstanding after the Merger and will be called for redemption and retirement as soon as practicable following the Merger at a price equal to $110 per share, plus all accrued and unpaid dividends through the date of redemption and retirement.

  The Merger is the second step in a two-part transaction, the purpose of which is the acquisition of the Company by CertainTeed. On April 12, 1996, Acquisition Sub commenced a tender offer (the "Offer") to purchase all outstanding shares of Common Stock and Preference Stock at a price of $7.50 per share of Common Stock and $20 plus all accrued and unpaid dividends through the expiration date of the Offer per share of Preference Stock. The Offer is conditioned upon, among other things, (i) there being validly tendered and not withdrawn prior to the expiration of the Offer at least 66 2/3% of all outstanding shares of Common Stock (determined on a fully diluted basis on the expiration of the Offer) and (ii) either (x) there being validly tendered and not withdrawn prior to the expiration of the Offer at least 66 2/3% of all outstanding shares of Preference Stock or (y) Acquisition Sub having elected to require the Company to redeem all outstanding shares of Preference Stock in accordance with the Merger Agreement.

  Pursuant to the Merger Agreement, upon the acquisition by Acquisition Sub of at least a majority of the outstanding shares of Common Stock pursuant to the Offer, Acquisition Sub shall be entitled to designate such number of directors to be appointed to the Company's Board of Directors as is required to constitute a majority of the members of the Company's Board of Directors.

  Completion of the transaction is subject to approval by the Company's shareholders and appropriate governmental authorities. The Merger is not subject to a financing contingency. The Company's Board of Directors has received a fairness opinion from its investment bankers regarding the Merger. The closing of the Merger is anticipated at the end of the second quarter, following distribution of proxy materials to the Company's shareholders and approval at a special meeting.

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

INSURANCE AND PRODUCT LIABILITY CLAIMS

  On April 16, 1996 Paul Lindholm filed a class action suit in the Superior Court of the Commonwealth of Massachusetts for Norfolk County against Bird Incorporated. The complaint alleges that Bird Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint lists claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint.

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

LEGAL MATTERS

  On or about April 18, 1996 Bird Incorporated received a grand jury subpoena issued upon application of the United States Department of Justice, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of the Company have received grand jury subpoenas requiring the production of certain documents as well as their providing testimony before the grand jury. The Company and such executive officer and senior manager are in the process of evaluating the subpoena and intend to cooperate fully with the Department of Justice. It appears that the subpoena relates to an investigation of the roofing materials industry.

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

  During the second quarter of 1995, the Company's remaining investment in BEGCI of $8.6 million was written-off to discontinued operations and a $3 million reserve was established for additional costs associated with the closure and disposition of the facility (see Note 9 to Consolidated Financial Statements). In November 1995, the Company caused the sale of all the outstanding capital stock of BEGCI to GTS Duratek, Inc. for a purchase price of $1.00. Of the $3 million reserve established in the second quarter of 1995, $2,050,000 was utilized, while $650,000 remains at December 31, 1995 for future claims against discontinued operations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The table below sets forth certain information with respect to the current Board of Directors and executive officers of the Company.

                                                                              EXPIRATION
                                  POSITION WITH THE COMPANY;        FIRST     OF PRESENT
                                   PRINCIPAL OCCUPATION AND       ELECTED OR   TERM OF
        NAME AND AGE            OTHER BUSINESS AFFILIATIONS(1)   APPOINTED(2)   OFFICE
        ------------          ---------------------------------  ------------ ----------
Frank S. Anthony, 49........  Vice President, General Counsel        1984         N/A
                              and Corporate Secretary of the
                              Company since May 1984; Attorney;
                              formerly served in the law
                              department of Westinghouse
                              Electric Corporation from 1976 to
                              1983
Robert P. Bass, Jr., 72(3)..  Director; Attorney, Counsel to         1961        1997
                              Cleveland, Waters and Bass, P.A.,
                              Concord, NH; Director of Bank of
                              New Hampshire Corp., Manchester,
                              NH
Charles S. Bird, III, 71(3).  Director; Trustee of family            1962        1998
                              trusts
Francis J. Dunleavy, 81.....  Director; Retired Vice Chairman        1982        1997
                              of ITT Corporation; formerly
                              President, Chief Operating
                              Officer and Member of Executive
                              Committee of ITT Corporation;
                              Director of AEL Industries, Inc.,
                              Crown Cork & Seal Company, Inc.,
                              Quaker Chemical Corporation,
                              Scan-Graphics, Inc., and Selas
                              Corp. of America
John T. Dunlop, 80..........  Director; The Lamont University        1984        1996
                              Professor, Emeritus of Harvard
                              University, Cambridge, MA;
                              Harvard Community Health Plan
                              Chair; Commission on the Future
                              of Worker/Manager Relations;
                              formerly Secretary of the U.S.
                              Department of Labor
Guy W. Fiske, 70............  Director; Chairman of the Board        1984        1996
                              of Directors of the Company from
                              May 1994 to April 1995; Chairman
                              and President, Fiske Associates,
                              Inc., Hobe Sound, FL, (private
                              investment firm); formerly
                              Executive Vice President and
                              Director of General Dynamics
                              Corporation, Undersecretary of
                              the U.S. Department of Energy,
                              and Deputy Secretary of the U.S.
                              Department of Commerce; Director,
                              Graphic Controls Corporation,
                              Buffalo, NY; Director, Gunther
                              International and Vice Chairman
                              and Director, Educational
                              Publishing Corporation of Oak
                              Lawn, IL

                                                                              EXPIRATION
                                  POSITION WITH THE COMPANY;        FIRST     OF PRESENT
                                   PRINCIPAL OCCUPATION AND       ELECTED OR   TERM OF
        NAME AND AGE            OTHER BUSINESS AFFILIATIONS(1)   APPOINTED(2)   OFFICE
        ------------          ---------------------------------  ------------ ----------
Richard C. Maloof, 51.......  Director; President and Chief          1995(4)     1998
                              Operating Officer of the Company
                              since April 1995; Vice President
                              and Chief Operating Officer of
                              the Company from April 1994 to
                              April 1995; Vice President of the
                              Company and President, Roofing
                              and Distribution Groups of the
                              Company for more than five years
                              prior thereto
Joseph D. Vecchiolla, 40....  Director; Executive Vice               1993        1997
                              President--Corporate Finance of
                              S. N. Phelps & Company and
                              affiliates since May 1995;
                              Chairman of the Board of
                              Directors of the Company since
                              April 1995; President and Chief
                              Executive Officer of the Company
                              from January 1994 to May 1995;
                              President, Chief Operating
                              Officer, Chief Financial Officer
                              and Acting Chief Executive
                              Officer of the Company from
                              November 1993 to January 1994;
                              Vice President and Chief
                              Financial Officer of the Company
                              from June 1993 to November 1993;
                              formerly Vice President and Chief
                              Financial Officer of Horizon
                              Cellular Telephone Company,
                              Malvern, PA and Executive Vice
                              President and Chief Financial
                              Officer of Educational Publishing
                              Corporation of Oak Lawn, IL
Loren R. Watts, 61..........  Director; Retired Managing             1991        1998
                              Partner, Management Consultant
                              Services, Coopers & Lybrand
                              (certified public accountants)

- --------
(1) Includes business experience during past five years.
(2) At the 1990 annual meeting, the stockholders approved a reorganization pursuant to which the then stockholders of Bird Incorporated became stockholders of Bird Corporation, a newly organized Massachusetts corporation, and Bird Incorporated became a wholly owned subsidiary of Bird Corporation. This column indicates the date as of which a person was first elected a director or appointed an officer of the Company or of Bird Incorporated.
(3) Robert P. Bass, Jr. and Charles S. Bird, III are first cousins.
(4) Date first elected director.

                 COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

  Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who hold more than 10% of the Company's Common Stock to file with the SEC reports of ownership and changes in ownership of the Company's equity securities. Based on reports received by the Company and representations of certain reporting persons that no Forms 5 were required, the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners with respect to fiscal year 1995 were complied with.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information concerning the compensation paid or accrued for services in all capacities to the Company during each of the last three fiscal years to each person who served as chief executive officer during 1995 and to each of the other four most highly compensated executive officers of the Company who served as such during 1995.

                          SUMMARY COMPENSATION TABLE

                                                              LONG TERM COMPENSATION
                                                             ------------------------
                                    ANNUAL
                                 COMPENSATION      OTHER
                              ------------------  ANNUAL     RESTRICTED    SECURITIES               ALL OTHER
NAME AND                                          COMPEN-      STOCK    UNDERLYING STOCK    LTIP     COMPEN-
PRINCIPAL POSITION       YEAR SALARY($) BONUS($) SATION($)     AWARDS   OPTIONS/SARS(#)  PAYOUTS(1) SATION($)
- ------------------       ---- --------- -------- ---------   ---------- ---------------- ---------- ---------
Joseph D. Vecchiolla.... 1995   87,692  227,222      --         --              --            --     663,781(2)
President and            1994  229,077  240,000      --         --           50,000                   37,449(3)
Chief Executive          1993   91,903   50,000      --         --          100,000                   39,912
Officer(4)
Richard C. Maloof....... 1995  195,962   46,416      --         --           50,000        81,938          0
Vice President and       1994  180,223   45,450   17,992(5)     --           25,000                    7,843(3)
Chief Operating          1993  161,629   11,300    8,873        --              --                    10,784
Officer(6)
William C. Kinsey....... 1995   29,600   36,919      --         --              --         45,885    411,754(2)
Vice President;          1994  148,000   43,000   10,076(5)     --              --                     9,986(3)
President, Bird          1993  138,792   10,000    5,460        --              --                    18,159
Vinyl Products(7)
Frank S. Anthony........ 1995  135,000   27,509      --         --              --         49,163    150,000(2)
Vice President and       1994  141,750   30,000   10,795(5)     --              --                     8,496(3)
General Counsel          1993  128,350    5,000    5,850        --              --                    11,381
Joseph M. Grigelevich,
 Jr..................... 1995   46,069   31,476      --         --              --            --     213,048(2)
Vice President Finance   1994   96,192   36,700      --         --           20,000                    5,943(3)
and Administration(8)

- --------
(1) In 1995 restrictions on all stock held in escrow pursuant to the Company's Long Term Incentive Plan ("LTIP") lapsed as a result of the Vinyl Sale and shares were distributed to each of the persons named in the table except Mr. Vecchiolla and Mr. Grigelevich.
(2) Represent severance payments received in connection with the "change in control" which occurred pursuant to the Vinyl Sale. Also includes, in the case of Mr. Vecchiola, $47,300 representing additional incentive compensation related to the Vinyl Sale, the amount of which was deducted from a severance payment which he received as a result of the Vinyl Sale.
(3) Represents contributions by the Company to the Savings Plan or in Mr. Anthony's case to a separate trust established by the Company with a bank trustee to which amounts in excess of those permitted to be contributed to the Savings Plan under limits imposed by the Internal Revenue Code of 1986, as amended (the "Code") are contributed. Also includes, in the case of Mr. Vecchiolla, $31,825 representing additional incentive compensation related to asset sales, the amount of which was deducted from a severance payment which Mr. Vecchiolla received as a result of the change in control of the Company which was deemed to have occurred upon consummation of the Vinyl Sale.
(4) Mr. Vecchiolla was hired as Vice President and Chief Financial Officer effective June 1, 1993 and was elected President and Chief Operating Officer in November 1993. He served as acting Chief Executive Officer during November and December 1993 and was elected Chief Executive Officer on January 25, 1994. He resigned as President on April 1, 1995 and on that date was elected Chairman of the Board. He resigned his full-time employment and his office as Chief Executive Officer on May 25, 1995.
(5) Represents reimbursement for withholding taxes arising from the lapse of restrictions on restricted stock held by each officer in accordance with provisions of the LTIP. Does not include perquisites and other personal benefits, the cost of which to the Company was below the disclosure thresholds established by the SEC.
(6) Mr. Maloof was elected Chief Operating Officer in April 1994 and President in April, 1995. Prior to that time he served as Vice President and President of the Company's Roofing and Distribution Groups.
(7) Mr. Kinsey's employment with the Company was terminated on March 8, 1995 as a result of the Vinyl Sale.
(8) Mr. Grigelevich first became an executive officer of the Company on March 21, 1994. Prior to that time he was treasurer of the Company. Mr. Grigelevich's employment with the Company was terminated on May 31, 1995.

  The following tables provide information concerning grants during 1995 to, and exercises of stock options and stock appreciation rights ("SARs") during 1995 by, the executive officers named in the Summary Compensation Table above and the value of unexercised stock options and SARs held by them at December 31, 1995.

                     OPTION/SAR GRANTS IN LASTS FISCAL YEAR

                                               INDIVIDUAL GRANTS
                         --------------------------------------------------------------
                         NUMBER OF
                         SECURITIES
                         UNDERLYING PERCENT OF TOTAL EXERCISE               GRANT DATE
                          OPTIONS   OPTIONS GRANTED    PRICE    EXPIRATION    PRESENT
          NAME           GRANTED(#) TO ALL EMPLOYEES ($/SHARE)     DATE     VALUE($)(1)
          ----           ---------- ---------------- --------- ------------ -----------
Richard C. Maloof....... 50,000(2)        100%         8.125   Apr. 3, 2005  $272,000

- --------
(1) This value was calculated using the Black-Scholes option pricing model and the following assumptions, which were representative of conditions existing when the options were granted: stock price volatility of 42.02%; risk free rate of return of 7.32%; dividend yield of 0%; and time of exercise, ten years. The actual value, if any, to be realized will depend on the excess of the market price of the Company's Common Stock over the exercise price on the date the option is exercised; there is no assurance that the value realized will be at or near the value estimated by the Black-Scholes model.
(2) These options, which (when granted) were exercisable in five equal annual installments commencing one year after the date of grant, will become exercisable in full upon the consummation of the earlier of the Offer or the Merger. The Company and Mr. Maloof have amended these options so that they will be canceled upon the effective date of the Merger without payment of any consideration.

     AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                OPTIONS/SARS AT YEAR-    IN-THE-MONEY OPTIONS/SARS
                                                       END(#)                 AT YEAR-END($)
                                              -------------------------- -------------------------
                           SHARES     VALUE
                         ACQUIRED ON REALIZED EXERCISABLE                EXERCISABLE
          NAME           EXERCISE(#)  ($)(1)      (2)      UNEXERCISABLE     (2)     UNEXERCISABLE
          ----           ----------- -------- -----------  ------------- ----------- -------------
Joseph D. Vechiolla.....        0         0     150,000            0           0          N/A
Richard C. Maloof.......        0         0      67,500       50,000           0            0
William C. Kinsey.......    2,000     6,500           0(3)         0           0          N/A
Frank S. Anthony........        0         0      31,000            0           0            0
Joseph M. Grigelevich,
 Jr. ...................        0         0           0(3)         0           0          N/A

- --------
(1) Based on the difference between the fair market value of the securities underlying the options at date of exercise and the exercise price of the options.
(2) Upon consummation of the Vinyl Sale on March 8, 1995, the vesting schedule of all unvested options as of such date was accelerated and the holders thereof became entitled to exercise such options in full or, in certain cases in lieu of such exercise, cash out some or all of such options.
(3) Mr. Kinsey's and Mr. Grigelevich's employment with the Company terminated as of March 8, 1995 and May 31, 1995, respectively. All options were forfeited 90 days after termination of employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table lists the stockholders known to management to be the beneficial owners of more than 5% of the outstanding Common Stock as of April 1, 1996 (except as otherwise noted).

                            AMOUNT AND
                            NATURE OF          PERCENT
NAME AND ADDRESS            BENEFICIAL           OF
OF BENEFICIAL OWNER         OWNERSHIP           CLASS
- -------------------       --------------       -------
The Entwistle Company ..  546,139 shares(1)     13.2%
 Bigelow Street
 Hudson, MA 01749
S.M. Lorusso & Sons,
 Inc. ..................  332,121 shares(2)      8.1%
Antonio J. Lorusso, Jr.
James B. Lorusso
Samuel A. Lorusso
 331 West Street
 Walpole, MA 02081
Quest Advisory Corp. ...  329,950 shares(3)      8.0%
Charles M. Royce
 1414 Avenue of the
 Americas
 New York, NY 10019
Mellon Bank Corporation
 and its Subsidiaries ..  309,000 shares(4)(5)   7.5%
 One Mellon Bank Center
 Pittsburgh, PA 15258
Charles S. Bird, III ...  305,458 shares(5)      7.4%
 13 Proctor Street
 Manchester, MA 01944
FMR Corp. ..............  266,753 shares(6)      6.2%
Edward C. Johnson 3d
Abigail P. Johnson
 82 Devonshire Street
 Boston, MA 02109
Dimensional Fund
 Advisors Inc. .........  232,400 shares(7)      5.6%
 1299 Ocean Avenue
 11th Floor
 Santa Monica, CA 90401
R. Keith Long ..........  208,500 shares(8)      5.1%
Financial Institutions
 Insurance Group, Ltd.
Joan Greco and John Fyfe
Otter Creek Partners I,
L.P.
 400 Royal Palm Way
 Suite 400
 Palm Beach, Florida
 33480

- --------
(1) Based on information contained in an amended Schedule 13D filed with the SEC on April 1, 1987. The Schedule 13D reports that The Entwistle Company had sole voting and dispositive power with respect to all shares beneficially owned, including 8,539 shares it had the right to acquire upon conversion of shares of Preference Stock.
(2) Based on information contained in a Schedule 13D amended through January 23, 1996 filed with the SEC. The Schedule 13D reports that S.M. Lorusso & Sons, Inc. ("Lorusso") had sole voting power and dispositive power with respect to 230,121 shares. Antonio J. Lorusso, Jr., president, director and a stockholder of Lorusso, had sole voting and dispositive power with respect to 20,000 shares and had shared voting and dispositive power with respect to 79,500 shares and James B. Lorusso, an officer, director and a stockholder of Lorusso, had sole voting and dispositive power over 1,000 shares and Samuel A. Lorusso, an officer, director and stockholder of Lorusso, has shared voting and dispositive power with respect to 1,500 shares.
(3) Based on information contained in a Schedule 13G amended through February 14, 1996 filed with the SEC. The Schedule 13G reports that Quest Advisory Corp. ("Quest") had sole voting and dispositive power with respect to 329,950 shares and that Charles M. Royce may be deemed a controlling person of Quest and as such may be deemed to beneficially own the shares although he disclaims such beneficial ownership.
(4) Based on information contained in a Schedule 13G amended through January 31, 1996 filed with the SEC. The Schedule 13G reports that Mellon Bank Corporation had sole voting power with respect to 20,000 shares and sole dispositive power with respect to 20,000 shares and that Mellon Bank Corporation together with its subsidiaries, including Boston Safe Deposit and Trust Company, had shared voting power with respect to 293,629 shares, and shared dispositive power with respect to 289,000 shares, including 274,929 shares referred to in footnote (5), below.
(5) Includes 274,929 shares held in a trust of which Boston Safe Deposit and Trust Company and Charles S. Bird, III are co-trustees with shared voting and dispositive power. See footnote (3) to the table below.
(6) Based on information contained in a Schedule 13G amended through February 14, 1996 filed with the SEC. The Schedule 13G reports as follows: FMR Corp. and Edward C. Johnson 3d, chairman of FMR Corp. (who, with other family members including Abigail P. Johnson, forms a controlling group with respect to FMR Corp.), had sole voting power with respect to 8,900 shares, and FMR Corp., Edward C. Johnson 3d and certain investment companies (the "Fidelity Funds"), which are subsidiaries of FMR Corp. (including Fidelity Convertible Securities Fund), each had sole dispositive power with respect to 257,853 shares. The sole power to vote the 257,853 shares owned by the Fidelity Funds resides with the Fidelity Funds' Boards of Trustees. Fidelity Management and Research Company, a wholly owned subsidiary of FMR Corp., acts as investment advisor to the Fidelity Funds and carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. Of the 266,753 shares reported as beneficially owned by FMR Corp., as of December 31, 1995, 192,853 shares could be acquired upon conversion of Preference Shares.
(7) Based on information contained in a Schedule 13G amended through February 7, 1996 filed with the SEC. The Schedule 13G reports that Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 232,400 shares of Bird Corporation stock as of December 31, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc. (the "Fund"), or in series of the DFA Investment Trust Company, a Delaware business trust (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional serves as investment manager. The Schedule 13G reports that Dimensional had sole voting power with respect to 154,900 shares (persons who are officers of Dimensional also serve as officers of the Fund and the Trust and in their capacities as officers of the Fund and the Trust, these persons vote 21,700 additional shares which are owned by the Fund and 55,800 shares which are owned by the Trust) and sole dispositive power with respect to 232,400 shares. Dimensional disclaims beneficial ownership of all such shares.
(8) Based on information contained in a Schedule 13D filed on March 8, 1996 jointly by Otter Creek Partners I, L.P. ("Otter Creek"), and R. Keith Long on his own behalf and on behalf of Financial Institutions Insurance Group, Ltd. ("FIIG"), and Joan Greco and John Fyfe, joint tenants with rights of survivorship ("Fyfe") (together, the "Reporting Persons"). The Schedule 13D reports that Otter Creek Management Inc. ("OCM") is the sole general partner and investment advisor of Otter Creek. Mr. Long is the sole executive officer, sole director and sole shareholder of OCM and currently serves as chairman of the Board of Directors of FIIG. Mr. Long also manages discretionary stock trading accounts for FIIG and Fyfe. Additionally, the
    Schedule 13D reports that each of Otter Creek, Mr. Long, FIIG and Fyfe had sole voting and sole dispositive power with respect to 92,200, 20,000, 39,000 and 57,300 shares, respectively. The Reporting Persons indicated in their Schedule 13D that they may, through one or more designees, seek representation on the Board of Directors of the Company.

  The tables below set forth information provided by the individuals named therein as to the amount of the Company's Common Stock, Preference Stock and 5% Stock beneficially owned by the directors and executive officers of the Company, individually, and the directors and executive officers as a group, all as of April 1, 1996 except as otherwise noted. Unless otherwise indicated in the footnotes, each of the named persons and members of the group had sole voting and investment power with respect to the shares shown.

                                                       COMMON
                                    COMMON SHARES      SHARES
                                     BENEFICIALLY     SUBJECT           PERCENT
                                    OWNED (EXCLUD-    TO STOCK            OF
     NAME                         ING STOCK OPTIONS) OPTIONS(1)  TOTAL   CLASS
     ----                         ------------------ ---------- ------- -------
Robert P. Bass, Jr...............        47,086(2)     17,500    64,586   1.6%
Charles S. Bird, III.............       292,858(3)     15,000   307,858   7.4%
Francis J. Dunleavy..............         1,000(4)     22,500    23,500     *
John T. Dunlop...................         2,000(5)     20,000    22,000     *
Joseph D. Vecchiolla.............             0       150,000   150,000   3.5%
Guy W. Fiske.....................         6,000        22,500    28,500     *
Loren R. Watts...................         1,000        10,000    11,000     *
Frank S. Anthony.................        31,712(6)     31,000    62,712   1.5%
Joseph M. Grigelevich, Jr........         6,726(7)          0     6,726     *
William C. Kinsey(8).............         3,795             0     3,795     *
Richard C. Maloof................        37,563(9)     77,500   115,063   2.7%
All directors and executive
 officers as a group (11
 persons)........................       429,740(10)   366,000   795,740  19.1%

- --------
* Less than 1% of the outstanding Common Stock.
 (1) Represents shares which the individual has a right to acquire by exercise of stock options exercisable on April 1, 1996 or within 60 days thereafter.
 (2) Includes 16,000 shares as to which Mr. Bass shares voting and investment power and 2,696 shares which may be acquired upon conversion of Preference Stock.
 (3) Includes 274,929 shares as to which Mr. Bird shares voting and investment power (see table on page A-6) and 3,595 shares which may be acquired upon conversion of Preference Stock. Does not include 100 shares owned by his wife, as to which he disclaims beneficial ownership.
 (4) Does not include ten shares owned by a child of Mr. Dunleavy, as to which he disclaims beneficial ownership.
 (5) Represents shares as to which Mr. Dunlop shares voting and investment power.
 (6) Includes 2,136 shares allocated to Mr. Anthony's account under the Company's Employees Savings and Profit Sharing Plan (the "Savings Plan") as of December 31, 1995.
 (7) Includes 45 shares which may be acquired upon conversion of Preference Stock and 6,481 shares allocated to his account under the Savings Plan as of December 31, 1995. Mr. Grigelevich was an executive officer of the Company until May 31, 1995, when his employment with the Company terminated.
 (8) Mr. Kinsey was an executive officer of the Company until March 8, 1995, when his employment with the Company terminated.
 (9) Includes 2,551 shares allocated to his account under the Savings Plan as of December 31, 1995 and 625 shares held jointly with members of his family.
(10) Includes 293,554 shares as to which persons included in the group have shared voting and investment power, 6,336 shares which may be acquired upon conversion of Preference Stock, and 11,168 shares allocated to the accounts of officers under the Savings Plan as of December 31, 1995.

                                                            PREFERENCE
                                                              SHARES    PERCENT
                                                           BENEFICIALLY   OF
             NAME                                             OWNED      CLASS
             ----                                          ------------ -------
     Robert P. Bass, Jr...................................    3,000         *
     Charles S. Bird, III.................................    4,000         *
     All directors and executive officers as a group (2
      persons)............................................    7,000         *

    --------
    * Less than 1% of the outstanding Preference Stock.

                                                            SHARES OF
                                                             5% STOCK   PERCENT
                                                           BENEFICIALLY   OF
             NAME                                             OWNED      CLASS
             ----                                          ------------ -------
     Charles S. Bird, III.................................    1,815        31%
     All directors and executive officers as a group (1
      person).............................................    1,815        31%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) An Index of Financial Statements and Schedules is on page F1 of this report. The Exhibit Index is on pages 27 through 29 of this report.

(b) Reports on Form 8-K--No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

(d) Financial Statements of Kensington Partners are on Pages F-29 through F-45 of this report.

                            ITEMS 14 (a)(3) AND (c)
                                    EXHIBITS
                                BIRD CORPORATION
                             NORWOOD, MASSACHUSETTS

                                 EXHIBIT INDEX

 EXHIBIT                                                             SEQUENTIAL
   NO.                                                                PAGE NO.
 -------                                                             ----------
  3(a)    Articles of Organization (Filed as Appendix B to the
          Company's Registration Statement on Form S-4,
          Registration No 33-34440 and incorporated herein by
          reference.)
  3(b)    By-laws of the Company as amended to date. (Filed as
          Exhibit 3(b) to the Company's report on Form 10-K for
          the year ended December 31, 1990 and incorporated herein
          by reference.)
  4(a)(1) Forbearance Agreement dated as of February 14, 1994 with regard to the Revolving Credit Agreement dated as of
          December 17, 1990, as amended. (Filed as Exhibit 4
          (a)(3) to the Company's Form 10-K for the year ended
          December 31, 1993 and incorporated herein by reference.)
  4(a)(2) Third Amended and Restated Revolving Credit and Term
          Loan Agreement dated as of March 4, 1994 (Filed as
          Exhibit 4(a)(1) to the Company's Form 8-K dated March
          14, 1994 and incorporated herein by reference.)
  4(a)(3) Loan and Security Agreement dated as of November 30,
          1994 (the "Loan Agreement") between Barclays Business
          Credit, Inc. (now known as Fleet Capital Corporation)
          and Bird Incorporated. (Filed as Exhibit 4(a)(3) to the
          Company's Form 10-K for the year ended December 31, 1994
          and incorporated herein by reference.)
  4(a)(4) First Amendment dated as of March 8, 1995 to the Loan
          Agreement between Shawmut Capital Corporation (now known
          as Fleet Capital Corporation) and Bird Incorporated.
          (Filed as Exhibit 4(a)(4) to the Company's Form 10-K for
          the year ended December 31, 1994 and incorporated herein
          by reference.)
  4(a)(5) Rights Agreement dated as of November 25, 1986 between the Company and the First National Bank of Boston, as
          Rights Agent. (Filed as Exhibit 1 to Registration
          Statement on Form 8-A dated December 5, 1986 and
          incorporated herein by reference.)
  4(a)(6) First Amendment dated May 24, 1990 to Rights Agreement dated as of November 25, 1986. (Filed as Exhibit 4(b)(2)
          to the Company's report on Form 10-K for the year ended
          December 31, 1990 and incorporated herein by reference.)
 10(a)*   Plan for Assistance to Key Employees in Financing
          Purchases of Company Stock (Filed as Exhibit 10(b) to
          the Company's report on Form 10-K for the year ended
          December 31, 1980 and incorporated herein by reference.)
 10(b)*   Plan for Deferring Payment of Senior Officer's
          Compensation (Adopted December 22, 1975). (Filed as
          Exhibit 10(c) to the Company's report on Form 10-K for
          the year ended December 31, 1980 and incorporated herein
          by reference.)
 10(c)*   1975 Plan for Deferring Payment of Director's
          Compensation (Adopted June 23, 1975). (Filed as Exhibit
          10(d) to the Company's report on Form 10-K for the year
          ended December 31, 1980 and incorporated herein by
          reference.)
 10(d)*   Settlement Agreement dated as of July 7, 1994 between
          Bird Corporation and George J. Haufler. (Filed as
          Exhibit 10(d) to the Company's Form 10-K for the year
          ended December 31, 1994 and incorporated herein by
          reference.)
 10(e)*   Management Incentive Compensation Program adopted
          January 25, 1983. (Filed as Exhibit 10(m) to the
          Company's report on Form 10-K for the year ended
          December 31, 1982 and incorporated herein by reference.)

  EXHIBIT                                                           SEQUENTIAL
    NO.                                                              PAGE NO.
  -------                                                           ----------
 10(f)*    Bird Corporation 1982 Stock Option Plan as amended
           through January 29, 1992. (Filed as Exhibit 10(f) to
           the Company's report on Form 10-K for the year ended
           December 31, 1991 and incorporated herein by
           reference.)
 10(g)*    Bird Corporation 1992 Stock Option Plan. (Filed as
           Exhibit 10(g) to the Company's report on Form 10-K for
           the year ended December 31, 1992 incorporated herein
           by reference.)
 10(h)*    Bird Corporation Non-Employee Director Stock Option
           Plan. (Filed as Exhibit 10(h) to the Company's report
           on Form 10-K for the year ended December 31, 1992
           incorporated herein by reference.)
 10(i)(1)* Form of severance agreement with eight key executive employees of the Company. (Filed as Exhibit 10(n) to
           the Company's report on Form 10-K for the year ended
           December 31, 1984 and incorporated herein by
           reference.)
 10(i)(2)* Form of Amendment dated May 24, 1990 to form of
           severance agreement. (Filed as Exhibit 10(g)(2) to the
           Company's report on Form 10-K for the year ended
           December 31, 1990 and incorporated herein by
           reference.)
 10(k)     Glass Mat Supply Agreement dated as of February 20,
           1985 between the Company, The Flintkote Company and
           Genstar Roofing Company, Inc. (Filed as Exhibit 10(s)
           to Amendment No. 1 to the Company's report on Form 10-
           K for the year ended December 31, 1984 and
           incorporated herein by reference.)
 10(l)     Equipment Acquisition Agreement dated May 25, 1990
           between BancBoston Leasing Inc. and Bird Incorporated.
           (Filed as Exhibit 10(j) to the Company's report on
           Form 10-K for the year ended December 31, 1990 and
           incorporated herein by reference.)
 10(m)     Equipment Acquisition Agreement dated July 23, 1986
           between BancBoston Leasing Inc. and Bird Incorporated.
           (Filed as Exhibit 10(s) to the Company's report on
           Form 10-K for the year ended December 31, 1986 and
           incorporated herein by reference.)
 10(n)(1)* Long Term Incentive Compensation Plan dated June 28,
           1988. (Filed as Exhibit 10(v) to the Company's report
           on Form 10-Q for the quarter ended September 30, 1988
           and incorporated herein by reference.)
 10(n)(2)* Amendment dated May 24, 1990 to Long Term Incentive
           Compensation Plan. (Filed as Exhibit 10(o)(2) to the
           Company's report on Form 10-K for the year ended
           December 31, 1990 and incorporated herein by
           reference.)
 10(o)     Amendment dated February 1, 1994 to the First Amended
           and Restated Partnership Agreement between Bird Vinyl
           Products, Inc. and Kensington Manufacturing Company.
           (Filed as Exhibit 10(o)(2) to the Company's report on
           Form 10-K for the year ended December 31, 1993 and
           incorporated herein by reference.)
 10(p)*    Employment Agreement dated as of December 1, 1993
           between the Company and Joseph D. Vecchiolla. (Filed
           as Exhibit 10(p) to the Company's report on Form 10-K
           for the year ended December 31, 1993 and incorporated
           herein by reference.)
 10(q)*    Severance Agreement dated as of December 21, 1993
           between the Company and Joseph D. Vecchiolla. (Filed
           as Exhibit 10(q) to the Company's report on Form 10-K
           for the year ended December 31, 1993 and incorporated
           herein by reference.)
 10(r)*    Settlement Agreement dated as of November 25, 1994
           between Bird Corporation and William A. Krivsky.
           (Filed as Exhibit 10(r) to the Company's Form 10-K for
           the year ended December 31, 1994 and incorporated
           herein by reference.)

 EXHIBIT                                                             SEQUENTIAL
   NO.                                                                PAGE NO.
 -------                                                             ----------
 10(s)   Asset Purchase Agreement dated as of August 19, 1994
         between Bird Incorporated, Atlantic Building Products
         Corporation, Greater Louisville Aluminum, Inc., Southwest
         Roofing Supply, Inc., Southwest Express, Inc., New York
         Building Products, Inc., and Wm. Cameron & Co. (Filed as
         Exhibit (1) to the Company's Form 8-K dated August 31,
         1994 and incorporated herein by reference.)
 10(t)   Asset Purchase Agreement dated as of September 23, 1994
         among Bird Corporation, Bird Incorporated, and Jannock,
         Inc. (as amended by amendments dated as of January 27,
         1995 and January 31, 1995). (Filed as Exhibit B to the
         Company's proxy statement dated February 10, 1995 for the
         special meeting of the stockholders to be held on March
         7, 1995 and incorporated herein by reference.)
 10(u)*  Employment Agreement dated as of July 31, 1995 between the Company and Frank S. Anthony. (Filed as Exhibit 10(u)
         to the Company's Form 10-Q for the quarter ended
         September 30, 1995 and incorporated herein by reference).
 10(v)*  Amended Employment Agreement dated August 21, 1995
         between the Company and Richard C. Maloof. (Filed as
         Exhibit 10(v) to the Company's Form 10-Q for the quarter
         ended September 30, 1995 and incorporated herein by
         reference).
 10(w)   Stock Purchase Agreement dated as of November 29, 1995 by
         and among Bird Environmental Gulf Coast, Inc., Bird
         Environmental Technologies, Inc., Bird Corporation, GTS
         Duratek, Inc. and GTSD Sub II, Inc.
 10(x)   Amended Glass Mat Supply Agreement dated as of December
         1, 1995 between the Company, Flintkote Company and
         Genstar Roofing Company, Inc.
 10(y)   Amended and Restated Agreement and Plan of Merger by and
         among CertainTeed Corporation, BI Expansion Corporation
         and Bird Corporation dated as of April 8, 1996.
 11      Statement regarding computation of per share earnings
         (loss).
 22      Significant subsidiaries.
 23(a)   Consent of Price Waterhouse LLP.
 23(b)   Consent of Alpern, Rosenthal and Company, independent
         accountants for Kensington Partners.
 24      Power of Attorney. (Immediately preceding the signature
         page hereof.)
 28      Annual report on Form 11-K of the Bird Employees' Savings
         and Profit Sharing Plan for the fiscal year ended
         December 31, 1995. (To be filed by amendment.)

- --------
* Indicates management contract or compensatory plan or arrangement

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

  Principal Executive Officer:

        /s/ Richard C. Maloof           President, Director
- -------------------------------------    and Chief Operating
          RICHARD C. MALOOF              Officer

  Principal Accounting Officer:

      /s/ Donald L. Sloper, Jr.         Corporate Controller
- -------------------------------------
        DONALD L. SLOPER, JR.

  Directors

       /s/ Robert P. Bass, Jr.                   /s/ Francis J. Dunleavy
- -------------------------------------     -------------------------------------
         ROBERT P. BASS, JR.                       FRANCIS J. DUNLEAVY

      /s/ Charles S. Bird, Jr.                     /s/ John T. Dunlop
- -------------------------------------     -------------------------------------
        CHARLES S. BIRD, JR.                         JOHN T. DUNLOP

          /s/ Guy W. Fiske                      /s/ Joseph D. Vecchiolla
- -------------------------------------     -------------------------------------
            GUY W. FISKE                          JOSEPH D. VECCHIOLLA

         /s/ Loren R. Watts
- -------------------------------------
           LOREN R. WATTS

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Bird Corporation (Registrant)

                                                             *
                                          By __________________________________
                                             RICHARD C. MALOOF PRESIDENT, COO

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                DATE

                  *                     President, Director,    April 26, 1996
- -------------------------------------    and COO (Principal
          RICHARD C. MALOOF              Executive Officer)

                  *                     Corporate Controller    April 26, 1996
- -------------------------------------    (Principal
        DONALD L. SLOPER, JR.            Accounting Officer)

                  *                     Director                April 26, 1996
- -------------------------------------
        JOSEPH D. VECCHIOLLA

                  *                     Director                April 26, 1996
- -------------------------------------
         ROBERT P. BASS, JR.

                  *                     Director                April 26, 1996
- -------------------------------------
        CHARLES S. BIRD, JR.

                  *                     Director                April 26, 1996
- -------------------------------------
         FRANCIS J. DUNLEAVY

                  *                     Director                April 26, 1996
- -------------------------------------
           JOHN T. DUNLOP

              SIGNATURE                         TITLE                DATE

                  *                     Director                April 26, 1996
- -------------------------------------
            GUY W. FISKE

                  *                     Director                April 26, 1996
- -------------------------------------
           LOREN R. WATTS

        /s/ Frank S. Anthony
* By ________________________________
   FRANK S. ANTHONY AS ATTORNEY-IN-
                 FACT

                       BIRD CORPORATION AND SUBSIDIARIES
                                   FORM 10-K
                             ITEMS 14(A)(1) AND (2)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

  The following consolidated financial statements of the registrant and its subsidiaries required to be included in Item 8 are listed below.

                                                                             PAGE
                                                                             ----
      Consolidated Financial Statements:
        Reports of independent accountants.................................. F-2
        Balance sheets at December 31, 1995 and 1994........................ F-4
        Statements of operations for each of the three years in the period ended December 31, 1995............................................ F-6
        Statements of stockholders' equity for each of the three years in the period ended December 31, 1995................................. F-7
        Statements of cash flows for each of the three years in the period ended December 31, 1995............................................ F-8
        Notes to consolidated financial statements.......................... F-9

  The following consolidated financial statement schedules of Bird Corporation and its subsidiaries are included in Item 14(a)(2) and should be read in conjunction with the financial statements included herein:

        Schedule II--Valuation and qualifying accounts..................... F-28

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

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on Page F-1 present fairly, in all material respects, the financial position of Bird Corporation and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

  As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to comply with a new pronouncement issued by the Financial Accounting Standards Board.

                                          /s/ Price Waterhouse LLP

Boston, Massachusetts
March 15, 1996

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

/s/ Alpern, Rosenthal & Company

Pittsburgh, Pennsylvania
February 10, 1995

                       BIRD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
                            ASSETS
Current Assets:
  Cash and equivalents......................................... $ 3,679 $   321
  Accounts and notes receivable, less allowances--$153 in 1995
   and $3,137 in 1994..........................................   5,461  19,644
  Inventories..................................................   4,701   8,371
  Refundable income taxes......................................   1,021       0
  Prepaid expenses and other assets............................   1,157   3,095
  Deferred income taxes........................................     435   6,836
                                                                ------- -------
    Total current assets.......................................  16,454  38,267
                                                                ------- -------
Property, Plant and Equipment:
  Land and land improvements...................................   2,810   3,145
  Buildings....................................................   7,184  11,742
  Machinery and equipment......................................  28,980  33,760
  Construction in progress.....................................     672   5,705
                                                                ------- -------
                                                                 39,646  54,352
  Less--Depreciation and amortization..........................  16,127  24,323
                                                                ------- -------
                                                                 23,519  30,029
                                                                ------- -------
Assets held for sale...........................................       0   7,500
Deferred income taxes..........................................   3,631   8,662
Other assets...................................................      99   1,247
                                                                ------- -------
                                                                $43,703 $85,705
                                                                ======= =======


          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                               DECEMBER 31,
                                                              ----------------
                                                               1995     1994
                                                              -------  -------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $ 3,394  $ 6,632
  Accrued expenses..........................................    5,881    7,039
  Long-term debt, portion due within one year...............    1,113   18,071
  Retirement plan contributions payable.....................       88      302
  Income taxes payable......................................        0      596
                                                              -------  -------
    Total current liabilities...............................   10,476   32,640
                                                              -------  -------
Long-term debt, portion due after one year..................    4,869   12,504
                                                              -------  -------
Other liabilities...........................................    3,942    2,715
                                                              -------  -------
Deferred income taxes.......................................        0      128
                                                              -------  -------
    Total liabilities.......................................   19,287   47,987
                                                              -------  -------
Stockholders' Equity:
5% cumulative preferred stock, par value $100. Authorized
 15,000 shares; issued 5,820 shares in 1995 and 1994
 (liquidating preference $110 per share, aggregating
 $640,000)..................................................      582      582
Preference stock, par value $1. Authorized 1,500,000 shares;
 issued 814,300 shares of $1.85 cumulative convertible
 preference stock in 1995 and 1994 (liquidating value $20
 per share, aggregating $16,286,000)........................      814      814
Common stock, par value $1. Authorized 15,000,000 shares;
 4,395,162 shares issued in 1995 and 4,375,179 shares issued
 in 1994....................................................    4,395    4,375
Other capital...............................................   27,362   27,235
Retained earnings (deficit).................................   (5,746)   7,860
                                                              -------  -------
                                                               27,407   40,866
Less--
  Treasury stock, at cost, Common stock: 275,100 shares in
   1995 and 1994............................................   (2,991)  (2,991)
  Unearned compensation.....................................        0     (157)
                                                              -------  -------
                                                               24,416   37,718
                                                              -------  -------
Commitments and contingencies (Note 11)
                                                              $43,703  $85,705
                                                              =======  =======

          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
Net sales..................................  $   54,180  $  167,886  $  187,745
                                             ----------  ----------  ----------
Costs and expenses:
  Cost of sales............................      48,007     136,878     151,664
  Selling, general and administrative
   expense.................................      11,817      28,786      32,716
  Interest expense.........................         927       4,782       2,472
  Discontinued business activities (income)
   expense.................................     (17,570)     (1,313)        268
  Equity losses from partnership...........         372       4,680       2,625
  Other expense............................           0           0       3,278
                                             ----------  ----------  ----------
    Total costs and expenses...............      43,553     173,813     193,023
                                             ----------  ----------  ----------
Earnings (loss) from continuing operations
 before income taxes.......................      10,627      (5,927)     (5,278)
Provision (benefit) for income taxes.......      11,424      (7,010)       (637)
                                             ----------  ----------  ----------
Earnings (loss) from continuing operations
 before cumulative effect of accounting
 change....................................        (797)      1,083      (4,641)
                                             ----------  ----------  ----------
Discontinued operations (Note 9):
  Income (loss) from operations of
   discontinued businesses, net of taxes...           0       1,245     (15,414)
  Loss on disposal of environmental
   business, 1993 includes a provision of
   $5,200,000 for operating losses during
   phase out period, net of taxes..........     (11,252)     (6,011)    (11,000)
                                             ----------  ----------  ----------
  Net loss from discontinued operations....     (11,252)     (4,766)    (26,414)
                                             ----------  ----------  ----------
Cumulative effect of accounting change.....           0           0       2,733
                                             ----------  ----------  ----------
Net loss before dividends..................     (12,049)     (3,683)    (28,322)
Preferred and preference stock cumulative
 dividends.................................       1,536       1,536       1,536
                                             ----------  ----------  ----------
Net loss applicable to common stockholders.  $  (13,585) $   (5,219) $  (29,858)
                                             ==========  ==========  ==========
Primary earnings (loss) per common share:
  Continuing operations....................  $    (0.57) $    (0.11) $    (1.51)
  Discontinued operations..................       (2.74)      (1.20)      (6.45)
  Cumulative effect of accounting change...        0.00        0.00        0.67
                                             ----------  ----------  ----------
Net loss after dividends...................  $    (3.31) $    (1.31) $    (7.29)
                                             ==========  ==========  ==========
Fully diluted earnings (loss) per common
 share:
  Continuing operations....................  $    (0.57) $    (0.11) $    (1.51)
  Discontinued operations..................       (2.74)      (1.20)      (6.45)
  Cumulative effect of accounting change...        0.00        0.00        0.67
                                             ----------  ----------  ----------
Net loss after dividends...................  $    (3.31) $    (1.31) $    (7.29)
                                             ==========  ==========  ==========
Average number of shares used in earnings
 per share computations....................   4,104,965   3,992,251   4,097,999
                                             ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        $1.85
                              5%     CUMULATIVE
                          CUMULATIVE CONVERTIBLE                 RETAINED   COMMON                    TOTAL
                          PREFERRED  PREFERENCE  COMMON  OTHER   EARNINGS  STOCK IN    UNEARNED   STOCKHOLDERS'
                            STOCK       STOCK    STOCK  CAPITAL  (DEFICIT) TREASURY  COMPENSATION    EQUITY
                          ---------- ----------- ------ -------  --------- --------  ------------ -------------
Balance December 31,
 1992...................     $582       $814     $4,267 $25,401   $41,645  $(2,059)    $(1,549)      $69,101
Net loss................                                          (28,322)                           (28,322)
Cash dividends declared:
 5% cumulative preferred
  stock--$5 per share...                                              (29)                               (29)
 $1.85 cumulative
  convertible preference
  stock $1.85 per share.                                           (1,130)                            (1,130)
Common stock $.15 per
 share..................                                             (613)                              (613)
Common stock issued as
 compensation--1,200
 shares.................                              1      13                                           14
Common stock issued for
 contributions to
 employees' saving
 plan--19,119 shares....                             19     210                                          229
Common stock issued and
 note repayment upon
 exercise of stock
 options--4,080 shares..                              4     210                                          214
Purchase of 10,119
 shares of common stock.                                                      (120)                     (120)
Amortization of unearned
 compensation...........                                                                   595           595
Cumulative effect of
 accounting change......                                    323                                          323
Tax effect of stock
 options exercised......                                    303                                          303
Cumulative foreign
 currency translation...                                     (4)                                          (4)
                             ----       ----     ------ -------   -------  -------     -------       -------
Balance December 31,
 1993...................      582        814      4,291  26,456    11,551   (2,179)       (954)       40,561
Net loss................                                           (3,683)                            (3,683)
Cash dividends declared:
 5% cumulative preferred
  stock--$1.25 per
  share.................                                               (8)                                (8)
Common stock issued as
 compensation--1,426
 shares.................                              1      14                                           15
Common stock issued for
 contributions to
 employees' saving
 plan--12,439 shares....                             13     110                                          123
Common stock issued upon
 exercise of stock
 options--69,750 shares
 common and 15,000
 shares treasury........                             70     609                109                       788
Purchase of 248 shares
 of common stock........                                                        (3)                       (3)
L.T. Incentive
 forfeitures--125,145
 shares.................                                                      (910)        910             0
Common stock from
 distribution business--
 916 shares.............                                     (6)                (8)                      (14)
Amortization of unearned
 compensation...........                                                                  (113)         (113)
Cumulative foreign
 currency translation...                                     52                                           52
                             ----       ----     ------ -------   -------  -------     -------       -------
Balance December 31,
 1994...................      582        814      4,375  27,235     7,860   (2,991)       (157)       37,718
Net loss................                                          (12,049)                           (12,049)
Cash dividends declared:
 5% cumulative preferred
  stock--$1.25 per
  share.................                                              (51)                               (51)
 $1.85 cumulative
  convertible preference
  stock--$1.85 per
  share.................                                           (1,506)                            (1,506)
Common stock issued as
 compensation--200
 shares.................                                      1                                            1
Common stock issued for
 contributions to
 employees' saving
 plan--17,783 shares....                             18     112                                          130
Common stock issued upon
 exercise of stock
 options--2,000 shares
 common.................                              2      14                                           16
Amortization of unearned
 compensation...........                                                                   157           157
                             ----       ----     ------ -------   -------  -------     -------       -------
Balance December 31,
 1995...................     $582       $814     $4,395 $27,362   $(5,746) $(2,991)    $     0       $24,416
                             ====       ====     ====== =======   =======  =======     =======       =======

          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                             1995        1994         1993
                                           ---------- ----------  ------------
                                            (BRACKETS DENOTE CASH OUTFLOWS)
Cash flow provided (used) by operations:
Net loss.................................  $ (12,049) $   (3,683) $    (28,322)
Adjustments to reconcile to net cash
 provided by operations:
  Writedown of assets to net realizable
   value.................................          0           0         5,800
  Depreciation and amortization..........      2,861       4,317         8,714
  Provision for losses on accounts
   receivable............................         26         905         2,162
  Deferred income taxes..................     11,304     (10,172)       (1,044)
  Cumulative effect of accounting change.          0           0        (2,733)
  Gain on sale of vinyl business.........    (20,579)          0             0
  Loss on sale of window business........      1,959           0             0
  Gain on sale of distribution business..          0      (1,466)            0
  Loss (gain) on disposal of
   environmental business................     11,252       9,747          (858)
Changes in balance sheet items:
  Accounts receivable....................      3,120      (2,841)       (8,199)
  Inventories............................     (2,664)      1,423         4,538
  Prepaid expenses.......................        712         203        (2,039)
  Liabilities not related to financing
   activities............................    (14,325)     (6,867)       11,646
  Liquidation reserve....................          0      (5,398)        5,398
  Other assets...........................        128       2,230         2,564
                                           ---------  ----------  ------------
Cash flow used by operations:                (18,255)    (11,602)       (2,373)
                                           ---------  ----------  ------------
Cash flows from investing activities:
  Acquisition of property, plant and
   equipment, net........................     (1,590)    (10,614)      (16,251)
  Proceeds from disposal of assets.......     50,680      31,296         9,141
  Additional investments in discontinued
   operations............................     (2,402)          0             0
  Other investments......................        651      (1,277)          159
                                           ---------  ----------  ------------
Net cash provided (used) in investing
 activities..............................     47,339      19,405        (6,951)
                                           ---------  ----------  ------------
Cash flows from financing activities:
  Debt proceeds..........................     16,627     159,139     1,286,500
  Debt repayments........................    (40,942)   (175,091)   (1,270,987)
  Dividends paid.........................     (1,558)         (8)       (2,351)
  Purchase of treasury stock.............          0         (11)         (120)
  Other equity changes...................        147         971           577
                                           ---------  ----------  ------------
Net cash provided (used) by financing
 activities..............................    (25,726)    (15,000)       13,619
                                           ---------  ----------  ------------
Net increase (decrease) in cash and
 equivalents.............................      3,358      (7,197)        4,295
Cash and cash equivalents at beginning of
 year....................................        321       7,518         3,223
                                           ---------  ----------  ------------
Cash and cash equivalents at end of year.  $   3,679  $      321  $      7,518
                                           =========  ==========  ============
Supplemental Disclosures:
Cash paid during the year for:
  Interest...............................  $   1,501  $    4,811  $      2,160
  Income taxes...........................  $   1,170  $      363  $        291

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

                       BIRD CORPORATION AND SUBSIDIARIES

 Property, Plant and Equipment

  Property, plant and equipment is stated at cost. Depreciation has been provided in the financial statements primarily on the straight-line method at rates, based on reasonable estimates of useful lives, which fall within the following ranges for major asset classifications:

      Land improvements.......................................... 10 to 20 years
      Buildings.................................................. 20 to 40 years
      Machinery and equipment....................................  5 to 20 years

  Depreciation expense for continuing operations for 1995, 1994 and 1993 amounted to $2,831,000, $3,644,000 and $3,757,000, respectively. Maintenance, repairs and minor renewals are charged to earnings in the year in which the expense is incurred. Additions, improvements and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, are removed from the accounts, and any gain or loss on disposition is credited or charged to earnings. The Company capitalizes interest cost on construction projects while in progress. The capitalized interest is recorded as part of the asset to which it is related and is amortized over the asset's estimated useful life.

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

 Earnings (Loss) per Common Share

  Primary earnings (loss) per common share is determined after deducting the dividend requirements of the preferred and preference shares and is based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings
(loss) per common share also give effect to the reduction in earnings per share, if any, which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period if the effect is dilutive.

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

                       BIRD CORPORATION AND SUBSIDIARIES

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

                                                                   DECEMBER 31,
                                                                  --------------
                                                                   1995   1994
                                                                  ------ -------
   Current Costs:
     Raw materials............................................... $1,202 $ 3,554
     Finished goods..............................................  4,217   6,924
                                                                  ------ -------
                                                                   5,419  10,478
     Less LIFO reserve...........................................    718   2,107
                                                                  ------ -------
                                                                  $4,701 $ 8,371
                                                                  ====== =======

3. DEBT

  At December 31, the Company's borrowings and debt obligations are summarized as follows (in thousands):

                                                                  1995   1994
                                                                 ------ -------
   Long Term Debt:
     Revolving Credit Agreement................................. $    0 $13,937
     Term Loans.................................................  5,000  15,000
     Obligations under capital leases...........................    982   1,638
                                                                 ------ -------
                                                                  5,982  30,575
     Less--portion due within one year..........................  1,113  18,071
                                                                 ------ -------
                                                                 $4,869 $12,504
                                                                 ====== =======

  Prior to November 30, 1994, the Company's external financial needs were satisfied by borrowing under the Second and Third Amended Credit Agreements with The First National Bank of Boston, Philadelphia National Bank incorporated as Corestates Bank, N.A. and The Bank of Tokyo Trust Company.

  On November 30, 1994, Bird Incorporated entered into a three year $39 million Loan Agreement with Fleet Capital Corporation ("Fleet Capital"), previously Barclays Business Credit, Inc. and Shawmut Capital Corporation. At the end of the three year period, the Loan Agreement will be automatically renewed for

                       BIRD CORPORATION AND SUBSIDIARIES
successive one year periods unless terminated specifically in writing. The Loan Agreement consisted of a $24 million revolving credit commitment and two equal term loans (Term loan A and Term loan B, as defined in the Loan Agreement) totaling $15 million. On March 8, 1995 the Company sold the assets of its vinyl siding operation to Jannock, Inc. for $47.5 million which was reduced to approximately $42.5 million by post- closing working capital adjustments (see
Note 7). The proceeds from the sale were used to reduce bank debt. Concurrent with the sale, Fleet Capital executed the First Amendment to the Loan Agreement amending the amount of the facility to $20 million consisting of a $15 million revolving credit commitment and a $5 million term loan. On January 10, 1996, the Company paid down the term loan so that the outstanding principal balance equaled $2.5 million. Up to $5 million of the revolving credit facility can be used for letters of credit. Letters of credit outstanding as of December 31, 1995 totaled $2,233,000 compared to $2,927,000 as of December 31, 1994.

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

                       BIRD CORPORATION AND SUBSIDIARIES

  Maturities of long-term debt for each of the five years subsequent to December 31, 1995 are as follows:

  1996--$1,113,000; 1997--$4,614,000; 1998--$255,000; 1999--$0; 2000--$0. The
Company incurred net interest expense of $927,000 in 1995, $4,782,000 in 1994 (net of $257,000 capitalized interest), and $2,472,000 in 1993 (net of $345,000 capitalized interest).

4. INCOME TAXES

  Earnings (loss) from continuing operations before income taxes and the provision (benefit) for income taxes are shown below (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1995    1994     1993
                                                      ------- -------  -------
Earnings (loss) from continuing operations before
 income taxes........................................ $10,627 $(5,927) $(5,278)
                                                      ======= =======  =======
Provision (benefit) for continuing operations:
  Currently payable.................................. $   120 $   200  $   765
  Deferred...........................................  11,304  (7,210)  (1,402)
                                                      ------- -------  -------
                                                      $11,424 $(7,010) $  (637)
                                                      ======= =======  =======

  The provision (benefit) for income taxes on continuing operations varied from the U.S. federal statutory rate for the following reasons:

                                                         1995    1994    1993
                                                         -----  ------   -----
Continuing operations:
U.S. federal statutory rate.............................  34.0%  (34.0)% (34.0)%
State income taxes......................................   7.3    (6.5)    0.6
Corporate owned life insurance..........................   2.5    (9.9)    0.0
Effect of valuation allowance...........................  63.7   (67.5)   22.3
Other...................................................   0.0    (0.4)   (1.0)
                                                         -----  ------   -----
                                                         107.5% (118.3)% (12.1)%
                                                         =====  ======   =====

  The net provision (benefit) for income taxes related to discontinued operations amounted to $(2,962,000) and $304,000 for 1994 and 1993, respectively.

                       BIRD CORPORATION AND SUBSIDIARIES

  The deferred income tax asset recorded in the consolidated balance sheet results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset at December 31, 1995 and 1994 is as follows (in thousands):

                                                                1995     1994
                                                              --------  -------
   Deferred tax assets:
     Bad debt reserves....................................... $     66  $ 1,314
     Compensation/pension accruals...........................      648      882
     Investment in non-consolidated subsidiary...............        0    4,284
     Net operating loss carryover............................   14,810    9,129
     Capital loss carryover..................................        0      451
     Investment tax credit carryover.........................    1,233    1,233
     Minimum tax credit carryover............................    1,091    1,091
     Other reserves & accruals...............................    3,222    3,389
                                                              --------  -------
       Total deferred tax assets.............................   21,070   21,773
   Deferred tax liabilities:
     Depreciation............................................   (1,942)  (1,403)
                                                              --------  -------
   Net deferred tax asset before valuation reserve...........   19,128   20,370
   Less: Valuation reserve...................................  (15,062)  (5,000)
                                                              --------  -------
   Net deferred tax asset.................................... $  4,066  $15,370
                                                              ========  =======

  The Company has available for federal income tax purposes unused net operating loss and investment tax credit carryforwards, which may provide future tax benefits, expiring as follows (in thousands):

        YEAR OF                                             NET       INVESTMENT
      EXPIRATION                                       OPERATING LOSS TAX CREDIT
      ----------                                       -------------- ----------
      1996............................................    $     0       $   97
      1997............................................          0          317
      1998............................................          0          135
      1999............................................          0          212
      2000............................................          0          297
      2001............................................          0          175
      2002............................................        138            0
      2008............................................      9,898            0
      2009............................................     16,711            0
      2010............................................     16,229            0
                                                          -------       ------
                                                          $42,976       $1,233
                                                          =======       ======

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

  The Company adopted FAS 109 in 1993 and recorded the cumulative effect of the change in accounting principle of approximately $2.7 million as a benefit in the results of operations for the first quarter of 1993. This accounting change also requires the recognition of a valuation reserve if it is more likely than not that

                       BIRD CORPORATION AND SUBSIDIARIES
the Company may not be able to realize the benefits of recorded deferred tax assets. At December 31, 1995 the Company's net deferred tax asset is approximately $19.1 million less a valuation reserve of $15.1 million. As required under FAS 109, this valuation reserve was determined based upon the Company's review of all available evidence including projections of future taxable income. During 1995, the company disposed of Bird-Kensington Holding Corporation and Bird Environmental Gulf Coast, Inc. (as disclosed in Notes 7 and 9, respectively) resulting in losses not anticipated at the end of the previous year. In addition, the lower overall demand and price weakness in the northeast caused by a mild 1994/1995 winter followed by a hot, dry summer negatively impacted profits of the roofing operations. Based on the above factors, the Company increased the valuation reserve by $10.1 million.

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

  The Company is prohibited from purchasing its common stock as long as dividends on the convertible preference stock are in arrears. Under the 1992 Stock Option Plan described in Note 6, 931,325 shares of common stock are reserved for issuance upon exercise of options and stock appreciation rights at December 31, 1995.

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

  The Company has a Rights Agreement which, as amended, entitles certain common stockholders to purchase shares of common stock of the Company or securities of an acquiring entity in the event of certain

                       BIRD CORPORATION AND SUBSIDIARIES
efforts to acquire control of the Company. The proposed merger with CertainTeed Corporation (Note 14) will not trigger the exercisability of these rights.

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

 Employee Incentive Plans

  Under the 1982 Stock Option Plan, as amended, options to purchase up to 900,000 shares of the Company's common stock may be granted to officers, directors and key employees upon terms and conditions determined by a committee of the Board of Directors which administers the plan. In 1993, the Company adopted a new stock option plan which allows the issuance of up to 450,000 stock options in addition to the unissued shares approved for issuance under the 1982 plan. The new plan will expire in 2002 and no further options will be granted under the former plan. A Non-Employee Directors' Stock Option Plan was also adopted in 1993 which will automatically provide grants of options to each non-employee director serving on the Board of Directors at the time of such grant. Each annual grant will cover 2,500 shares of common stock

                       BIRD CORPORATION AND SUBSIDIARIES
and any recipient may not receive option grants exceeding a total of 30,000 shares. An aggregate of 100,000 shares of common stock are available for grants under the Non-Employee Directors' Stock Option Plan.

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

  Transactions involving the Stock Option Plan are summarized as follows for the year ended December 31, 1995:

                                                                   STOCK OPTIONS
                                                                   -------------
   Outstanding January 1, 1995 ($5.00 to $17.50 per share)........    500,650
   Granted ($6.625 to $8.125 per share)...........................     65,000
   Exercised ($5.00 per share)....................................     (2,000)
   Canceled ($5.50 to $17.50 per share)...........................   (125,550)
                                                                     --------
   Outstanding December 31, 1995 ($5.00 to $17.50 per share)......    438,100
                                                                     ========
   Exercisable December 31, 1995 ($5.00 to $17.50 per share)......    186,300
   Shares available for granting options:
   January 1, 1995................................................    432,675
   December 31, 1995..............................................    493,225

  In tandem with the stock options there are 9,500 stock appreciation rights at December 31, 1995.

  During 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation" ("FAS 123"). The Company intends to adopt FAS 123 through disclosure only in 1996.

 Long Term Incentive Compensation

  Under the terms of a Long Term Incentive Compensation Plan, certain officers and key management employees received common stock of the Company on a restricted time lapse grant basis. These shares were to be released from escrow and delivered to the plan's participants when the market price of the Company's common stock achieved certain designated levels between $12 and $24 per share for 30 consecutive days prior to June 28, 1994 or in any event if the participant has remained in the continuous employ of the Company through June 2003. Certain market prices were achieved and maintained for the required 30-day period during 1994 and 1993. Therefore, 40,670 and 45,630 shares of the Company's common stock were released in June of 1994 and 1993, respectively, to the plan's participants. Additionally, 30,000 shares were released

                       BIRD CORPORATION AND SUBSIDIARIES
to the former Chief Executive Officer in 1994 as part of his Termination Agreement. As a result of his termination and the termination of certain other officer and key management personnel during 1994, 125,145 shares of restricted stock valued at $910,000 were forfeited and returned to treasury stock. Upon consummation of the vinyl sale, all restrictions on the remaining 23,560 shares of common stock held under the plan automatically lapsed and such shares were distributed to the intended recipients.

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

                       BIRD CORPORATION AND SUBSIDIARIES

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

9. DISCONTINUED OPERATIONS

 Environmental Businesses

  On June 18, 1994, the Company agreed to cause the sale of its 80% interest in its "off-site" environmental business, Bird Environmental Gulf Coast, Inc. ("BEGCI") to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. Accordingly, the Company, as of June 30, 1994, recorded the operating results of BEGCI as a discontinued operation for all years presented. In conjunction with this decision, the Company recorded an aggregate charge of approximately $9 million, to adjust its book value to approximate the net realizable value of $7.5 million at June 30, 1994. In June 1994, the Company estimated that the results of operations from the "off-site" environmental business would be breakeven through the disposal date and, accordingly, no liability for anticipated losses from the measurement date to the disposal date was recorded. However, at December 31, 1994, the Company had invested an additional $1,270,000 in BEGCI which, based on the Company's assessment, would not be recoverable and was accordingly written-off, thus maintaining the Company's investment at $7.5 million.

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

                       BIRD CORPORATION AND SUBSIDIARIES

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

10. ACQUISITIONS

  On July 1, 1992 the Company entered into a 50% joint venture with Kensington Manufacturing Company to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). In 1993, Kensington experienced serious cash needs which hampered production requirements. As a result of continuing losses and the inability of Kensington to properly finance its operation, Kensington's independent accountants issued "going concern" opinions at December 31, 1994 and December 31, 1993. After negotiating with its partner, Bird Corporation agreed to invest additional cash in return for temporarily increasing its ownership in Kensington to 90%. The terms of the new agreement allowed Kensington to return to an equal partnership if, before the later of December 31, 1994 or six months following the Company's last investment (made in August, 1994), its partner matched the additional investment made by the Company. As of February 28, 1995, the minority partner did not match the additional investment made by the Company. As a result, the Company's ownership in the joint venture was permanently fixed at 90%, resulting in a change in financial reporting from the equity method to consolidation beginning March 1, 1995 through June 2, 1995 when the operation was sold (see Note 7).

  The Company recorded 50% of the joint venture's loss from operations under the equity method from inception through January 31, 1994 and 90% for the period February 1, 1994 through February 28, 1995. Equity losses from Kensington are shown separately on the consolidated statements of operations.

                       BIRD CORPORATION AND SUBSIDIARIES

  The following table represents summarized financial information for Kensington Partners for the year ended December 31, 1994 (in thousands):

      Current Assets.................................................... $ 5,040
      Property and Equipment............................................   3,137
      Other Assets......................................................     677
                                                                         -------
          Total Assets.................................................. $ 8,854
                                                                         =======
      Current Liabilities............................................... $ 9,722
      Other Liabilities.................................................   1,288
                                                                         -------
          Total Liabilities............................................. $11,010
                                                                         =======

  The following table represents summarized financial information for the years ended December 31, 1994 and December 31, 1993 and the two month period ended February 28, 1995 (in thousands):

                                                        1995    1994     1993
                                                       ------  -------  -------
     Net Sales........................................ $1,774  $24,180  $21,169
     Gross Profit (Loss).............................. $  (18) $ 1,317  $ 1,384
     Net Loss......................................... $ (413) $(5,310) $(5,249)

11. COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases certain manufacturing, administrative, warehousing, transportation equipment and other facilities. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

  At December 31, 1995 minimum lease commitments under noncancelable operating leases are as follows (in thousands):

      YEAR
      ----
      1996.............................................................. $   986
      1997..............................................................     899
      1998..............................................................     740
      1999..............................................................     740
      2000..............................................................     740
      Later years.......................................................  10,353
                                                                         -------
                                                                         $14,458
                                                                         =======

  Total rental expense for continuing operations, exclusive of taxes, insurance and other expenses paid by the lessee related to all operating leases (including those with terms of less than one year) was as follows (in thousands):

      YEAR                                                                AMOUNT
      ----                                                                ------
      1995............................................................... $1,059
      1994............................................................... $2,883
      1993............................................................... $3,202

                       BIRD CORPORATION AND SUBSIDIARIES

  The following represents property under capital leases (in thousands):

                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1995   1994
                                                                  ------ ------
   Machinery and equipment....................................... $2,456 $3,790
   Less, accumulated depreciation................................    903  1,495
                                                                  ------ ------
                                                                  $1,553 $2,295
                                                                  ====== ======

  At December 31, 1995 minimum lease commitments under capital leases are as follows (in thousands):

      YEAR                                                               AMOUNT
      ----                                                               ------
      1996.............................................................. $  412
      1997..............................................................    406
      1998..............................................................    262
      1999..............................................................      0
      2000..............................................................      0
                                                                         ------
      Total minimum lease payments......................................  1,080
      Imputed interest (@ rates ranging from 3.4% to 7.2%)..............    (98)
                                                                         ------
      Total future principal payments of lease obligations.............. $  982
                                                                         ======

 Litigation

  Since 1981, the Company has been named as a defendant in approximately 550 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos in products manufactured and sold by the Company. Approximately 140 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. The Company's insurance provider has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgements, if any. The Company has provided a reserve amounting to $950,000 at December 31, 1995 for its estimated share of losses related to these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

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

                       BIRD CORPORATION AND SUBSIDIARIES

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

 Warranty Obligations

  The Company warrants under certain circumstances that its Housing Group's products meet certain manufacturing and material specifications. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made. During 1995, 1994 and 1993, the Company recorded (exclusive of those claims included in discontinued business activities) approximately $2,262,000, $2,687,000, and $3,196,000, respectively, in warranty expenses and elective customer settlements. The warranty related expense included in discontinued business activities for 1995, 1994 and 1993 amounted to approximately $94,000, $100,000 and $104,000, respectively. Based upon analyses performed by the Company's management, a reasonably possible range of potential liability from unasserted warranty obligations for all products sold prior to December 31, 1995 is estimated to be between $3.5 million and $16.5 million. However, the Company has not recorded any liability

                       BIRD CORPORATION AND SUBSIDIARIES
for these future unasserted claims or complaints because management has concluded, based on such analyses, that no particular estimate within this range is probable.

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

                       BIRD CORPORATION AND SUBSIDIARIES

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1995      1994      1993
                                                   -------  --------  --------
HOUSING GROUP
Net Sales........................................  $54,180  $167,886  $187,745
                                                   =======  ========  ========
Earnings (loss) from continuing operations before
 income taxes:
  Housing group operating income.................  $   189  $  6,126  $  7,121
  Other non-recurring income.....................   17,722     1,466       877
  Interest expense...............................     (927)   (4,782)   (2,472)
  Corporate office expenses......................   (6,357)   (8,737)   (6,970)
  Other write offs...............................        0         0    (3,834)
                                                   -------  --------  --------
                                                   $10,627  $ (5,927) $ (5,278)
                                                   =======  ========  ========
Identifiable assets:
  Housing group..................................  $34,111  $ 57,282  $ 95,663
  Environmental group............................       75     7,874    23,250
  Corporate office...............................    9,517    20,549     4,316
                                                   -------  --------  --------
                                                   $43,703  $ 85,705  $123,229
                                                   =======  ========  ========
Depreciation:
  Housing group..................................  $ 2,759  $  3,573  $  3,670
  Environmental group............................        0       500     1,686
  Corporate office...............................       72        71        87
                                                   -------  --------  --------
                                                   $ 2,831  $  4,144  $  5,443
                                                   =======  ========  ========
Capital expenditures:
  Housing group..................................  $ 1,924  $  9,446  $  4,505
  Environmental group............................        0     1,283    12,251
  Corporate office...............................        0        37        56
                                                   -------  --------  --------
                                                   $ 1,924  $ 10,766  $ 16,812
                                                   =======  ========  ========

                       BIRD CORPORATION AND SUBSIDIARIES

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1995 and 1994 is shown below:

                                              THREE MONTHS ENDED
                          -----------------------------------------------------
                            MARCH 31      JUNE 30       SEPT. 30      DEC. 31
                          ------------  ------------  ------------  -----------
                           (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
1995
Net Sales...............  $    16,623   $     15,138  $    12,170   $111110,249
Gross Profit............  $     1,532   $      2,621  $     1,817   $       203 (1)
Earnings (loss):
  Continuing operations.  $     9,036   $     (4,066) $      (596)  $    (5,171)
  Discontinued
   operations...........         (236)       (11,368)           0           352
                          -----------   ------------  -----------   -----------
Net earnings (loss).....  $     8,800   $    (15,434) $      (596)  $    (4,819)
                          ===========   ============  ===========   ===========
Earnings per share data:
Primary earnings (loss)
 per common share:
  Continuing operations.  $      2.11   $      (1.08) $     (0.24)  $     (1.35)
  Discontinued
   operations...........        (0.06)         (2.77)        0.00          0.09
                          -----------   ------------  -----------   -----------
  Net earnings (loss)...  $      2.05   $      (3.85) $     (0.24)  $     (1.26)
                          ===========   ============  ===========   ===========
1994
Net sales...............  $    36,863   $     58,486  $    46,246   $222226,291
Gross profit............  $     6,670   $     10,943  $     9,169   $     4,226 (2)
Earnings (loss):
  Continuing operations.  $    (3,398)  $     (1,480) $     3,304   $     2,657
  Discontinued
   operations...........         (750)        (5,708)        (907)        2,599
                          -----------   ------------  -----------   -----------
Net earnings (loss).....  $    (4,148)  $     (7,188) $     2,397   $     5,256
                          ===========   ============  ===========   ===========
Earnings per share data:
Primary earnings (loss)
 per common share:
  Continuing operations.  $     (0.92)  $      (0.45) $      0.76   $      0.56
  Discontinued
   operations...........        (0.18)         (1.37)       (0.24)         0.64
                          -----------   ------------  -----------   -----------
  Net earnings (loss)...  $     (1.10)  $      (1.82) $      0.52   $      1.20
                          ===========   ============  ===========   ===========

- --------
(1) Decrease in gross profit in the fourth quarter compared to the previous quarter is due to sales price weakness and the decline in sales volume attributable to a weak re-roofing market caused by a dry, hot summer.
(2) Decrease in gross profit in the fourth quarter compared to the previous quarter is due primarily to increased raw material costs that could not be passed on via price increases.

14. MERGER WITH CERTAINTEED CORPORATION

  On March 14, 1996, the Company signed a definitive agreement with CertainTeed Corporation, a subsidiary of Saint-Gobain Corporation, providing for CertainTeed to acquire in a merger transaction all of the Company's outstanding common, preferred and preference shares.

  Upon the effective date of the merger, each share of the Company's outstanding common stock, par value $1 per share, will be converted into the right to receive an amount in cash equal to $7.50. The Company's outstanding 5% cumulative preferred stock, par value $100 per share, will remain issued and outstanding

                       BIRD CORPORATION AND SUBSIDIARIES
upon the effective date of the merger and will be called for redemption and retirement as soon as practicable thereafter at a price equal to $110, plus all accrued and unpaid dividends thereon as of the date of redemption and retirement. Each share of the Company's outstanding $1.85 cumulative convertible preference stock, par value $1 per share, will be converted into the right to receive $20 plus all accrued and unpaid dividends thereon as of the effective date of the merger. All outstanding options to purchase common stock under the 1982 Stock Option Plan, the 1992 Stock Option Plan, and the 1992 Non-Employee Directors' Stock Option Plan will be converted into the right to receive an amount in cash equal to $7.50 per share less the exercise price per share. Any option with an exercise price equal to or greater than $7.50 will be cancelled on the effective date of the merger without any payment to the option holder.

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

                                                                     SCHEDULE II

                       BIRD CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                          ADDITIONS
                                    ----------------------
                           BALANCE  CHARGED TO CHARGED TO                BALANCE
                          BEGINNING  COST AND     OTHER                  AT END
                           OF YEAR   EXPENSES  ACCOUNTS(A) DEDUCTIONS    OF YEAR
                          --------- ---------- ----------- ----------    -------
Year Ended December 31,
 1995:
  Allowance for doubtful
   accounts..............  $3,137    $    26      $ 56      $(3,066)(c)  $   153
  Valuation allowance for
   deferred tax assets...  $5,000    $10,789      $  0      $  (727)     $15,062
Year Ended December 31,
 1994:
  Allowance for doubtful
   accounts..............  $4,273    $   905      $100      $(2,141)(b)  $ 3,137
  Valuation allowance for
   deferred tax assets...  $9,000    $     0      $  0      $(4,000)     $ 5,000
Year Ended December 31,
 1993:
  Allowance for doubtful
   accounts..............  $2,978    $ 2,162      $ 47      $  (914)(b)  $ 4,273
  Valuation allowance for
   deferred tax assets...  $    0    $ 9,000      $  0      $     0      $ 9,000

- --------
(a) Represents recovery of balances previously written off.
(b) Uncollectible accounts written off by a charge to reserve.
(c) Represents the allowance for doubtful accounts of vinyl business sold of $517 and the uncollectible accounts written off by a charge to reserve of $2,549.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                         COMBINED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION
                                   ITEM 14(d)

                               DECEMBER 31, 1994

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                         COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Financial Statements
  Independent Auditors' Report............................................. F-31
  Combined Balance Sheet................................................... F-32
  Combined Statements of Operations and Partners' Capital (Deficit)........ F-33
  Combined Statements of Cash Flows........................................ F-34
  Notes to the Combined Financial Statements............................... F-35
Supplemental Information
  Independent Auditors' Report on Financial Statement Schedule............. F-45
  Financial Statement Schedule II.......................................... F-46

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

/s/ Alpern, Rosenthal & Company

Pittsburgh, Pennsylvania
February 10, 1995

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                             COMBINED BALANCE SHEET
                               DECEMBER 31, 1994

                              ASSETS
CURRENT ASSETS
  Cash............................................................ $    55,655
  Accounts receivable
    Trade--net of allowance for doubtful accounts of $323,000--
     Note 3.......................................................   1,742,715
    Related parties--Note 13B.....................................   1,286,189
  Inventories--Note 4.............................................   1,875,584
  Prepaid expenses................................................      79,862
                                                                   -----------
      TOTAL CURRENT ASSETS........................................   5,040,005
                                                                   -----------
PROPERTY AND EQUIPMENT--At cost--net of accumulated depreciation
   of $1,139,398--Note 5..........................................   3,136,639
                                                                   -----------
OTHER ASSETS
  Other receivables--related party--net of allowance--Note 13E....     306,386
  Other assets--Note 6............................................     371,249
                                                                   -----------
                                                                       677,635
                                                                   -----------
      TOTAL ASSETS................................................ $ 8,854,279
                                                                   ===========
                LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES
  Demand notes payable--Note 7.................................... $ 1,628,302
  Current maturities of capital lease obligations and long-term
   debt--Note 8...................................................     312,023
  Accounts payable
    Trade.........................................................   2,485,977
    Related parties--Note 13A.....................................   3,654,990
  Accrued expenses--Note 9........................................   1,640,238
                                                                   -----------
      TOTAL CURRENT LIABILITIES...................................   9,721,530
                                                                   -----------
LONG-TERM LIABILITIES
  Capital lease obligations and long-term debt--net of current
   maturities--Note 8.............................................     807,012
  Accounts payable--trade--long-term..............................     354,636
  Other long-term liabilities--related parties--Notes 13D and 13E.     126,314
                                                                   -----------
      TOTAL LONG-TERM LIABILITIES.................................   1,287,962
                                                                   -----------
      TOTAL LIABILITIES...........................................  11,009,492
PARTNERS' DEFICIT.................................................  (2,155,213)
COMMITMENTS AND CONTINGENCIES--NOTE 12............................         --
                                                                   -----------
      TOTAL LIABILITIES AND PARTNERS' DEFICIT..................... $ 8,854,279
                                                                   ===========

    The accompanying notes are an integral part of these combined financial statements.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

       COMBINED STATEMENTS OF OPERATIONS AND PARTNERS' CAPITAL (DEFICIT)

                                               FOR THE YEARS ENDED DECEMBER 31
                                               --------------------------------
                                                    1994             1993
                                               ---------------  ---------------
NET SALES (related parties--1994--26%, 1993--
 34%)........................................      $24,180,093      $21,169,467
COST OF GOODS SOLD (purchased from related
 parties--1994--28%,
 1993--27%)..................................       22,863,159       19,785,555
                                               ---------------  ---------------
    GROSS PROFIT.............................        1,316,934        1,383,912
OPERATING EXPENSES (related parties--1994--
 11%, 1993--23%).............................        5,346,966        6,012,508
                                               ---------------  ---------------
    LOSS FROM OPERATIONS.....................       (4,030,032)      (4,628,596)
                                               ---------------  ---------------
OTHER INCOME (EXPENSE)
  Interest expense...........................         (289,638)        (155,452)
  Income (loss) from equity investment.......            3,468          (69,578)
  Provision for doubtful accounts............         (595,417)        (202,154)
  Tax penalties..............................         (199,872)             --
  Other expense--net.........................         (198,186)        (193,647)
                                               ---------------  ---------------
    TOTAL OTHER EXPENSE......................       (1,279,645)        (620,831)
                                               ---------------  ---------------
    NET LOSS.................................       (5,309,677)      (5,249,427)
PARTNERS' CAPITAL (DEFICIT)--Beginning of
 year........................................         (195,526)       4,453,901
  Capital Contributions......................        3,349,990          600,000
                                               ---------------  ---------------
PARTNERS' DEFICIT--End of year...............      $(2,155,213)       $(195,526)
                                               ===============  ===============


    The accompanying notes are an integral part of these combined financial statements.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                       COMBINED STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31
                                              --------------------------------
                                                   1994             1993
                                              ---------------  ---------------
CASH PROVIDED BY (USED FOR) OPERATING
 ACTIVITIES
  Net loss................................... $    (5,309,677) $    (5,249,427)
  Adjustments for noncash items included in
   net loss
    Depreciation and amortization............         763,183          540,921
    (Income) loss from equity investment.....          (3,468)          68,578
    Working capital changes (below)..........       2,818,892        3,269,036
                                              ---------------  ---------------
      NET CASH USED FOR OPERATING ACTIVITIES.      (1,731,070)      (1,370,892)
                                              ---------------  ---------------
CASH PROVIDED BY (USED FOR) INVESTING
 ACTIVITIES
  Purchase of property and equipment.........         (38,222)        (132,650)
  Proceeds from sale of equipment............          81,430              --
  Other assets...............................         (98,273)        (280,508)
  Other receivables--related parties.........          18,723         (100,000)
                                              ---------------  ---------------
      NET CASH USED FOR INVESTING ACTIVITIES.         (36,342)        (513,158)
                                              ---------------  ---------------
CASH PROVIDED BY (USED FOR) FINANCING
 ACTIVITIES
  Cash contributed by the partners--Note 10..       2,825,000          600,000
  Demand notes payable.......................        (617,278)       1,335,000
  Proceeds from long-term debt...............         169,706           34,107
  Payments on long-term debt.................        (631,082)        (399,543)
  Other long-term liabilities--related
   parties...................................          61,203          306,286
                                              ---------------  ---------------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES............................       1,807,549        1,875,850
                                              ---------------  ---------------
INCREASE (DECREASE) IN CASH..................          40,137           (8,200)
CASH--Beginning of year......................          15,518           23,718
                                              ---------------  ---------------
CASH--End of year............................ $        55,655  $        15,518
                                              ===============  ===============
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest....... $       255,304  $       152,341
                                              ===============  ===============
                   NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease and debt obligations incurred
 for acquisition of equipment................ $        68,431  $     1,502,028
                                              ===============  ===============
Partners' capital contribution of inventory.. $       399,990  $           --
                                              ===============  ===============
Liability to related party contributed to
 capital..................................... $       125,000  $           --
                                              ===============  ===============
                     WORKING CAPITAL (INCREASES) DECREASES
Accounts receivable
  Trade...................................... $     1,020,492  $    (1,210,178)
  Related parties............................        (280,204)         (13,661)
Inventories..................................       1,480,803         (921,219)
Other current assets and liabilities.........         940,601          520,199
Accounts payable
  Trade......................................      (1,087,268)       2,825,082
  Related parties............................         744,468        2,068,813
                                              ---------------  ---------------
      INCREASE IN WORKING CAPITAL............ $     2,818,892  $     3,269,036
                                              ===============  ===============

    The accompanying notes are an integral part of these combined financial statements.

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 F. DEPRECIATION

  Depreciation is computed by the straight-line method at rates intended to distribute the cost of the assets over their estimated useful lives. Property under capital lease is being amortized over the life of the lease in accordance with generally accepted accounting principles. Rates used by principal classifications are as follows:

                                                                          RATE
                                                                         (YEARS)
                                                                         -------
      Warehouse and manufacturing equipment.............................  3-10
      Furniture and fixtures............................................  5-10
      Leasehold improvements............................................  3-15
      Transportation equipment..........................................  3-6

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2--OPERATIONS AND LIQUIDITY

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

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 2--OPERATIONS AND LIQUIDITY (CONTINUED)

  The outcome of the uncertainties discussed above cannot be predicted at this time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Companies be unable to continue in existence.

NOTE 3--ACCOUNTS RECEIVABLE

  At December 31, 1994, accounts receivable--trade from three customers were approximately 67% of trade receivables. Sales to these unrelated customers comprised 67% of total sales for the years ended December 31, 1994. Sales to these customers comprised 51% of total sales for the year ended December 31, 1993.

NOTE 4--INVENTORIES

  Inventories at December 31, 1994 are as follows:

      Raw materials................................................. $  950,893
      Allowance to state raw materials at LIFO cost.................    (39,005)
                                                                     ----------
      Raw materials at LIFO cost....................................    911,888
      Work-in-process...............................................    648,987
      Finished goods................................................    314,709
                                                                     ----------
          Total Inventories......................................... $1,875,584
                                                                     ==========

NOTE 5--PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 1994 is as follows:

      Equipment under capital leases--Note 8........................ $1,785,817
      Warehouse and manufacturing equipment.........................  1,715,676
      Furniture and fixtures........................................    290,258
      Leasehold improvements........................................    419,791
      Transportation equipment......................................     64,495
                                                                     ----------
                                                                      4,276,037
      Less: Accumulated depreciation                                  1,139,398
                                                                     ----------
          Total Property and Equipment.............................. $3,136,639
                                                                     ==========

NOTE 6--OTHER ASSETS

  Other assets at December 31, 1994 is as follows:

      Deposits......................................................... $199,838
      Sample windows...................................................   89,965
      Other assets.....................................................   81,446
                                                                        --------
                                                                        $371,249
                                                                        ========

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 7--DEMAND NOTES

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

NOTE 8--CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT

  The following is a schedule by years of future minimum lease payments under capital leases and installment notes together with the present value of the net minimum lease payments and note payments as of December 31, 1994:

      1995..........................................................  $ 332,000
      1996..........................................................    287,000
      1997..........................................................    278,000
      1998..........................................................    334,000
                                                                      ---------
        Net minimum lease payments..................................  1,231,000
      Less: Amount representing interest............................    158,000
                                                                      ---------
        Present value of net minimum lease payments.................  1,073,000
      Long-term debt principal payments--all due within one year....     46,000
                                                                      ---------
        Net obligations under capital leases and notes payable......  1,119,000
      Less: Current portion.........................................    312,000
                                                                      ---------
        Long-term obligations under capital leases and notes
         payable....................................................  $ 807,000
                                                                      =========

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 8--CAPITAL LEASE OBLIGATIONS AND LONG-TERM DEBT (CONTINUED)
  The partners have guaranteed substantially all of the above lease obligations.

  Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease. The following is an analysis of the Companies' assets under capital lease obligations, included in property and equipment (Note 5), at December 31, 1994:

      Warehouse and manufacturing equipment......................... $1,624,677
      Transportation equipment......................................    161,140
                                                                     ----------
                                                                      1,785,817
      Less: Accumulated amortization................................    290,729
                                                                     ----------
          Total..................................................... $1,495,088
                                                                     ==========

NOTE 9--ACCRUED EXPENSES

  Accrued expenses at December 31, 1994 are as follows:

      Accrued and withheld payroll and payroll taxes (Note 2)....... $  575,500
      Accrued and collected sales taxes (Note 2)....................    502,415
      Accrued tax penalties and interest............................    239,219
      Accrued vacation..............................................    155,510
      Accrued real estate taxes.....................................    105,932
      Other accrued expenses........................................     61,662
                                                                     ----------
          Total Accrued Expenses.................................... $1,640,238
                                                                     ==========

NOTE 10--PARTNERS' CAPITAL

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

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 10--PARTNERS' CAPITAL (CONTINUED)

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

NOTE 11--RETIREMENT PLANS

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

NOTE 12--COMMITMENTS AND CONTINGENCIES

 A. OPERATING LEASES

    The Companies lease various operating facilities from related and unrelated parties and transportation equipment from unrelated parties under various operating leases. Rent expense for the years ended December 31, 1994 and 1993 are as follows:

                                                                1994     1993
                                                              -------- --------
   Facilities leases--primarily related party................ $285,000 $263,000
   Transportation equipment..................................  133,000   67,000
                                                              -------- --------
                                                              $418,000 $330,000
                                                              ======== ========

  The following are the approximate future minimum operating lease payments at December 31, 1994, substantially all of which are due to a related party:

        YEAR ENDING
        DECEMBER 31                                                    AMOUNT
        -----------                                                  ----------
        1995........................................................ $  239,000
        1996........................................................    227,000
        1997........................................................    215,000
        1998........................................................    215,000
        1999........................................................    215,000
       Thereafter...................................................  1,280,000
                                                                     ----------
      Total minimum lease payments.................................. $2,391,000
                                                                     ==========

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)
  KP is currently in default on its lease for its primary operating facility as a result of not making the required rent payments as they became due. Rent of approximately $237,000, due a related party, has been accrued in the accompanying balance sheets at December 31, 1994. Based upon the current payment plan, approximately $61,000 of the accrued rent at December 31, 1994 is included in other long-term liabilities--related parties.

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

  On October 4, 1994, the defendants filed a complaint in Federal Court alleging various breaches of contract by the plaintiffs and seeking collection of outstanding balances due to the Company from the plaintiffs of approximately $560,000, included in accounts receivable--trade.

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

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--RELATED PARTY TRANSACTIONS

  The Companies have entered into various transactions with related parties during the years ended December 31, 1994 and 1993. The transactions are as follows:

 A. PURCHASES AND PAYABLES

  The Companies have purchases for raw materials, advertising services, and commissions from the following related parties as of and for the years ended December 31, 1994 and 1993:

                                                             1994       1993
                                                          ---------- ----------
   Vinyl Division of Bird, Inc........................... $2,862,000 $2,053,000
   Domken Plastics Limited (DPL)......................... $3,616,000 $2,964,000
   Quantum II Partners (see below)....................... $  200,000 $  440,000
   Design Matrix, Inc. (DMI)--Advertising................ $      --  $  147,000

  Accounts payable to related parties at December 31,1994 is as follows:

      Bird, Inc..................................................... $1,947,000
      Domken Plastics Limited (DPL).................................  1,436,000
      Quantum II (Notes 12D and 13E)................................     16,000
      Other related parties.........................................    256,000
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

 B. SALES AND RECEIVABLES

  The Companies had sales to Jones & Brown, Inc. (J&B), a related party through common ownership with ZES, of approximately $5,890,000 and $7,255,000 for 1994 and 1993, respectively. In addition, the Companies had sales to other related parties of approximately $471,000 for 1994. Accounts receivable from related parties are as follows as of December 31, 1994:

      J&B............................................................ $1,174,000
      Other..........................................................    112,000
                                                                      ----------
        Total........................................................ $1,286,000
                                                                      ==========

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

            NOTES TO THE COMBINED FINANCIAL STATEMENTS--(CONTINUED)
NOTE 13--RELATED PARTY TRANSACTIONS (CONTINUED)

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

  At December 31, 1994, approximately $306,000 due from Quantum II is included in other receivables--related parties. This amount is net of an allowance for doubtful accounts of $65,000.

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

  On June 2, 1995, the stock of Bird-Kensington Holding Corporation, which owned the assets and liabilities of KP was sold by Bird to Jannock, Inc. in exchange for cash of $2,780,000 and assumption of certain liabilities.

  In April 1996, the litigation (Note 12D) between the other 50% owner of Quantum II Partners (Note 13E) and Bird, as successor in interest to certain of Kensington Partners' rights and obligations under the Quantum II Partnership, Supply and Sales Representative Agreements, was concluded as a result of the parties entering into a settlement agreement. The agreement calls for Bird to receive total payments of $410,000, cancellation of the Sales Representative and Supply Agreements and termination of the partnership.

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

/s/ Alpern, Rosenthal & Company

Pittsburgh, Pennsylvania
February 10, 1995

                                                                     SCHEDULE II

                       KENSINGTON PARTNERS AND AFFILIATE

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1994

                                         ADDITIONS
                                   ---------------------
                          BALANCE  CHARGED TO CHARGED TO               BALANCE
                         BEGINNING COSTS AND    OTHER                   AT END
                          OF YEAR   EXPENSES   ACCOUNTS  DEDUCTIONS(1) OF YEAR
                         --------- ---------- ---------- ------------- --------
Year Ended December 31,
 1994:
  Allowance for doubtful
   accounts............. $195,000   $595,000     $--       $402,000    $388,000
                         ========   ========     ====      ========    ========
Year Ended December 31,
 1993:
  Allowance for doubtful
   accounts............. $ 66,000   $202,000     $--       $ 73,000    $195,000
                         ========   ========     ====      ========    ========

- --------
(1) Uncollectible accounts written off.