Form 10-Q
period 1996-03-31
BIRD CORP
filed 1996-05-15
CIK 12245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996
                              --------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                              -------------------   ----------------------------

Commission file number    0-828
                          -----

                                BIRD CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                       04-3082903
- --------------------------------------------------------------------------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)

1077 Pleasant Street   Norwood, MA                       02062
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(617) 551-0656
- --------------------------------------------------------------------------------
       (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
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
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    No
                         ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1996. 4,126,297 shares.

                                BIRD CORPORATION
                                ----------------

                                      INDEX




                                                            PAGE NO.
                                                            --------
Part I.   Financial Information:

Consolidated Balance Sheets
   March 31, 1996 and December 31, 1995   .................     2

Consolidated Statements of Operations for the
  Three Months Ended March 31, 1996 and 1995 ...............    4

Consolidated Statements of Cash Flows For the
  Three Months Ended March 31, 1996 and 1995................    5

Notes to Consolidated Financial Statements..................    6

Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations ..............................................   12


Part II.  Other Information ................................   17

                       BIRD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                         (UNAUDITED)
                                                           MARCH 31,        DECEMBER 31,
                                                             1996              1995
                                                          ----------        ------------
ASSETS

CURRENT ASSETS:
     Cash and equivalents                                  $    10            $ 3,679
     Accounts and notes receivable                           4,977              5,614
        Allowance for doubtful accounts                       (184)              (153)
     Inventories                                             5,957              4,701
     Refundable income taxes                                 1,021              1,021
     Prepaid expenses and other assets                       1,348              1,157
     Deferred income taxes                                     435                435
                                                           -------            -------

                            Total current assets            13,564             16,454
                                                           -------            -------

PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                              2,810              2,810
     Buildings                                               6,896              7,184
     Machinery and equipment                                29,325             28,980
     Construction in progress                                1,107                672
                                                           -------            -------
                                                            40,138             39,646

     Less - Depreciation and amortization                   16,857             16,127
                                                           -------            -------
                                                            23,281             23,519
                                                           -------            -------

Deferred income taxes                                        3,631              3,631
Other assets                                                    74                 99
                                                           -------            -------

                                                           $40,550            $43,703
                                                           =======            =======















See accompanying notes to consolidated financial statements.

                      BIRD CORPORATION AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                                                  (UNAUDITED)
                                                                                   MARCH 31,   DECEMBER 31,
                                                                                    1996          1995
                                                                                  -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                         $10,875      $ 9,275
     Long-term debt, portion due within one year                                     1,146        1,113
     Retirement plan contributions payable                                              41           88
                                                                                   -------      -------
                            Total current liabilities                               12,062       10,476
                                                                                   -------      -------

Long-term debt, portion due after one year                                           2,125        4,869
                                                                                   -------      -------
Other liabilities                                                                    3,867        3,942
                                                                                   -------      -------


STOCKHOLDERS' EQUITY
     5% cumulative preferred stock, par value
       $100. Authorized 15,000 shares;issued 5,820
       shares (liquidating preference $110 per share,
       aggregating $640,000 before dividends)                                          582          582

     Preference stock, par value $1. Authorized 1,500,000 shares; issued 814,300 shares of $1.85 cumulative convertible preference stock (liquidating preference $20 per share,
       aggregating $16,286,000 before dividends)                                       814          814

     Common stock, par value $1. Authorized
       15,000,000 shares; 4,399,613 shares issued
       in 1996 and 4,395,162 shares issued in 1995                                   4,400        4,395
     Other capital                                                                  27,381       27,362
     Retained earnings (deficit)                                                    (7,690)      (5,746)
                                                                                   -------      -------
                                                                                    25,487       27,407
     Less Treasury stock, at cost:
         Common - 275,100 shares in 1996 and 1995                                   (2,991)      (2,991)
                                                                                   -------      -------
                                                                                    22,496       24,416
                                                                                   -------      -------

                                                                                   $40,550      $43,703
                                                                                   =======      =======







     See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         (UNAUDITED)
                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                            ---------------------------------

                                                                1996                  1995
                                                            -----------           -----------


Net sales                                                   $     6,446           $    16,623
                                                            -----------           -----------
Costs and expenses:
     Cost of sales                                                6,557                15,091
     Selling, general and administrative expense                  1,374                 4,539
     Interest expense                                                75                   641
     Net discontinued business activities (income)                    0               (19,079)
     Equity losses from partnership                                   0                   372
                                                            -----------           -----------
       Total costs and expenses                                   8,006                 1,564
                                                            -----------           -----------

Earnings (loss) from continuing operations
     before income taxes                                         (1,560)               15,059
Provision for income taxes                                            0                 6,023
                                                            -----------           -----------

Earnings (loss) from continuing operations                       (1,560)                9,036

Discontinued operations:
     Loss on disposal of environmental business                       0                  (236)
                                                            -----------           -----------

Net earnings (loss) before dividends                       ($     1,560)          $     8,800

Preferred and preference stock
     cumulative dividends                                           384                   384
                                                            -----------           -----------
Net earnings (loss) applicable to common
     stockholders                                          ($     1,944)          $     8,416
                                                            ===========           ===========

Primary earnings (loss) per common share:
     Continuing operations                                 ($      0.47)          $      2.11
     Discontinued operations                                $      0.00          ($      0.06)
                                                            -----------           -----------
Net earnings (loss) after dividends                        ($      0.47)          $      2.05
                                                            ===========           ===========

Average number of shares used in primary
     earnings per share computations                          4,122,742             4,108,543
                                                            ===========           ===========





See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             --------------------------
                                                               1996               1995
                                                             -------           --------

Cash flow provided (used) by operations:
Net earnings (loss)                                          ($1,560)          $  8,800
Adjustments to reconcile to net
 cash used by operations:
     Depreciation and amortization                               674                840
     Provision for losses on accounts receivable                  31                135
     Deferred income taxes                                         0              4,999
     Gain on sale of vinyl business                                0            (20,579)
Changes in balance sheet items:
     Accounts receivable                                         637              1,605
     Inventories                                              (1,256)            (2,865)
     Prepaid expenses                                           (191)               836
     Liabilities not related to
      financing activities                                     1,478              1,975
     Other assets                                                 25                 53
                                                             -------           --------
Cash flow used by operations                                    (162)            (4,201)
                                                             -------           --------

Cash flows from investing activities:
     Acquisition of property, plant and equipment               (436)              (636)
     Proceeds from disposal of assets                              0             47,900
     Other investments                                             0                (26)
                                                             -------           --------

Net cash provided by (used in) investing activities             (436)            47,238
                                                             -------           --------

Cash flows from financing activities:
     Debt proceeds                                                 0             17,051
     Debt repayments                                          (2,711)           (41,081)
     Dividends paid                                             (384)                (7)
     Other equity changes                                         24                 57
                                                             -------           --------

Net cash used in financing activities                         (3,071)           (23,980)
                                                             -------           --------

Net increase (decrease) in cash and equivalents               (3,669)            19,057
Cash and cash equivalents at beginning of year                 3,679                321
                                                             -------           --------

Cash and cash equivalents at end of period                   $    10           $ 19,378
                                                             =======           ========








See accompanying notes to consolidated financial statements.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. In the opinion of Bird Corporation (the "Company"), the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly its financial position as of March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Primary earnings(loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings(loss) per common share also give effect to the reduction in earnings per share, if any, which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period if the effect is dilutive. Fully diluted loss per share amounted to $.47 for the three month period ended March 31, 1996 compared to a earnings per share of $1.82 for the same period in the prior year.

4.   It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.
                                     March 31,      December 31,
                                       1996             1995
                                     ---------------------------
                                      (Thousands of dollars)

           Current costs:
           Raw materials              $  983           $1,202
           Finished goods              5,692            4,217
                                      ------           ------
                                       6,675            5,419
           Less: LIFO reserve            718              718
                                      ------           ------
                                      $5,957           $4,701
                                      ======           ======


                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


5.   The Company's borrowing and debt obligations are summarized as follows:

                                          March 31,         December 31,
                                           1996                 1995
                                          ---------         ------------
                                             (Thousands of dollars)

           Term loan                       $2,375              $5,000

           Obligations under
             capital leases                   896                 982
                                           ------              ------
                                            3,271               5,982
           Less - portion due
             within one year                1,146               1,113
                                           ------              ------

           Long term debt                  $2,125              $4,869
                                           ======              ======


     As of March 31, 1996, the Company had cash and cash equivalents on hand totaling $10,000 and total debt of approximately $3.3 million. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital"). The Loan Agreement consists of a $15 million revolving credit commitment and a $5 million term loan. On January 10, 1996, Bird paid down the term loan so that the outstanding principal balance equaled $2.5 million. As of March 31, 1996, the term loan totalled $2,375,000 and there were no amounts outstanding under the revolving credit facility. Up to $5 million of the revolving credit facility can be used for letters of credit. Letters of credit outstanding as of March 31, 1996 totaled $1,833,000.

     Borrowings by Bird under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


     borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of May 8, 1996, an aggregate of $10,304,000 was available to Bird under the terms of the revolving credit facility under the Loan Agreement of which $6,783,000 is outstanding at May 8, 1996.

     The Loan Agreement contains financial and operating covenants which, among other things, (i) requires the Company to maintain prescribed levels of tangible net worth, net cash flow, earnings before interest, taxes, depreciation and amortization, and ratio of current assets to current liabilities and (ii) places limits on capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisition, and disposition of assets. As of March 31, 1996, Bird was in compliance with each of the prescribed covenants as outlined in the Loan Agreement.

     Interest on the revolving credit commitment under the First Amended Loan Agreement accrues at the Fleet Capital base rate (as specified in such Agreement) or the London Interbank Offering Rate ("LIBOR") plus 2 3/4% at Bird's election on all borrowings plus the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. The interest on the term loan accrues at the base rate or the LIBOR rate plus 2 3/4% at the Bird's election. The interest rate on outstanding borrowings at March 31, 1996 was 8.06%. The repayment of the principal on the term loan is at the rate of $62,500 per month through November 1996 and $71,417 per month thereafter with a final principal payment due on November 30, 1997. The term loan was paid down by $2,437,500 on January 10, 1996 which reduces the required final payment to $1,018,300. Proceeds in excess of $100,000 from the sale of fixed assets may, at Fleet Capital's discretion, be applied to the outstanding principal payments of the term loan.

6. On July 1, 1992, the Company entered into a 50% joint venture with Kensington Manufacturing Company to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). During 1993 and 1994, Kensington experienced serious cash needs which hampered production requirements. As a result, the Company agreed to invest additional cash in return for temporarily increasing its ownership in Kensington to 90%. As of February 28, 1995, the minority partner did not match the additional investment made by the Company which would have allowed Kensington to return to an equal partnership.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)



     Consequently, the Company's ownership in the joint venture was permanently fixed at 90%, resulting in a change in reporting from the equity method to consolidation beginning March 1, 1995.

7. Since 1981 Bird has been named as a defendant in approximately 550 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 140 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At March 31, 1996, the Company has recorded a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

     In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1 million to $2 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRP's are unable to bear their allocated share. The Company has provided a reserve of approximately $1 million at March 31, 1996 to cover the remaining proportionate share of the estimated total remaining cost of cleanup, most of which will be paid in 1996. Based on information currently available to the Company,

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)



     management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, its remediation expense with respect to this site is not likely to have a material adverse effect on its consolidated financial position or results of operations of the Company.

8. During the first quarter of 1995, the Company sold its vinyl products business to Jannock, Inc. for $47.5 million subject to certain downward adjustments. The resulting gain of $20,579,000 was recorded as discontinued business activities. This gain was reduced by a provision of $1,500,000 relating to employee benefit plans and future product liability claims, both associated with former roofing operations.

     Sales of $6,365,000 were recorded for the vinyl business for the period ended March 7, 1995. As a percentage of sales, the gross margin was 6.5%.

9. Restriction on the payment of dividends on common and preference stock are imposed by the terms of the Loan Agreement. Payment of dividends on preferred stock are permitted under said Loan Agreement. The quarterly dividend on the preferred stock due March 1, 1996 has been declared and paid in full. The quarterly dividend on the preference stock due February 15, 1996 has, with the consent of Fleet Capital, been declared and paid in full. Dividends are in arrears on the preference stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995.

10. During the second quarter of 1994, the Company agreed to cause the sale by Bird Environmental Technologies, Inc. ("BETI"), an indirect wholly owned subsidiary of the Company, of BETI's 80% interest in Bird Environmental Gulf Coast, Inc. ("BEGCI") to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. The expected disposal date was uncertain since the minority partner had been unable to finance a purchase of the facility. Consequently, BETI actively sought another purchaser for its interest in the facility. BETI continued to believe that by the disposal date, the results of operations would be at breakeven. However, for the three month period ended March 31, 1995, BETI had invested an additional $236,000 in BEGCI which, based on the BETI's assessment, would not be recoverable and was accordingly written off.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)



11. Bird warrants under certain circumstances, that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each portion of the labor and material cost and requires the owner to meet specific criteria such as proof of purchase. Bird offers the original manufacturer's warranty only as part of the original sale and at no addition cost to the customer. In addition, for marketing considerations, Bird makes elective settlements in response to customer complaints. Bird records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

12. On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird. The complaint alleges that Bird has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint. The Company has tendered the defense of the action to its insurance carriers. One of its insurance carriers has assumed its defense.

13. On or about April 18, 1996, Bird received a grand jury subpoena issued upon application of the United States Department of Justice, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of Bird have received grand jury subpoenas providing testimony before the grand jury. Bird and such executive officer and senior manager are in the process of evaluating the subpoena and intend to cooperate fully with the Department of Justice. It appears that the subpoena relates to an investigation of the roofing materials industry. Management does not believe that this matter will cause any material change, adverse or otherwise, in the financial position or results of operations of the Company.

14. Kensington Partners owned a 50% equity investment in Quantum II Partners which was formed in 1993 to be the exclusive marketing representative to sell Quantum II replacement windows manufactured by Kensington Partners.
     In April 1996, certain litigation between the other 50% owner of Quantum
     II Partners and Bird, as successor in interest to certain of Kensington Partners' rights and obligations under the Quantum II Partnership, Supply and Sales Representative Agreements, was concluded as a result of the parties entering into a settlement agreement. The agreement calls for Bird to receive total payments of $410,000 and for cancellation of the Sale Representative and Supply Agreements, and termination of the partnership. The settlement will be reported as income when realized which is expected to be in the second quarter of 1996.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



PROPOSED MERGER
- ---------------

On March 14, 1996, the Company signed a definitive agreement with CertainTeed Corporation ("CertainTeed"), a subsidiary of Saint-Gobain Corporation, providing for CertainTeed to acquire in a merger transaction all of the Company's outstanding common, preferred and preference shares.

On May 10, 1996, the Company received a notice from CertainTeed that stated that CertainTeed terminated the merger agreement in accordance with its terms and allowed the related tender offer for the outstanding common and preference stock of the Company to expire without accepting any shares.


FINANCIAL CONDITION
- -------------------

As of March 31, 1996, the Company had cash and cash equivalents on hand totaling $10,000 and total debt of approximately $3.3 million. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds.

The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital"). The Loan Agreement consists of a $15 million revolving credit commitment and a $5 million term loan. On January 10, 1996, Bird paid down the term loan so that the outstanding principal balance equaled $2.5 million. As of March 31, 1996, the term loan totalled $2,375,000 and there were no amounts outstanding under the revolving credit facility. Up to $5 million of the revolving credit facility can be used for letters of credit. Letters of credit outstanding as of March 31, 1996 totaled $1,833,000.

Borrowings by Bird under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the Lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)



commitment due to the seasonality of the building materials manufacturing business. As of May 8, 1996, an aggregate of $10,304,000 was available to the Bird under the terms of the revolving credit facility under the Loan Agreement of which $6,783,000 is outstanding.

The Loan Agreement contains financial and operating covenants which, among other things, (i) requires the Company to maintain prescribed levels of tangible net worth, net cash flow, earnings before interest, taxes, depreciation and amortization, and ratio of current assets to current liabilities and (ii) places limits on capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions, and disposition of assets. As of March 31, 1996, Bird was in compliance with each of the prescribed covenant as outlined in the Loan Agreement.

Interest on the revolving credit commitment under the First Amended Loan Agreement accrues at the Fleet Capital base rate (as specified in such Agreement) or the London Interbank Offering Rate ("LIBOR") plus 2 3/4% at Bird's election on all borrowings plus the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. The interest on the term loan accrues at the base rate or the LIBOR rate plus 2 3/4% at Bird's election. The interest rate on outstanding borrowings at March 31, 1996 was 8.06%. The repayment of the principal on the term loan is at the rate of $62,500 per month through November 1996 and $71,417 per month thereafter with a final principal payment due on November 30, 1997. The term loan was paid down by $2,437,500 on January 10, 1996 which reduces the required final principal payment to $1,018,300. Proceeds in excess of $100,000 from the sale of fixed assets may, at Fleet Capital's discretion, be applied to the outstanding principal payments of the term loan.

Net cash and cash equivalents decreased during the three month period ended March 31, 1996 by approximately $3.7 million primarily due to the pay down of the term loan in January 1996. The cash used by continuing operations for the period ended March 31, 1996 decreased by $4,039,000 from $4,201,000 to $162,000 as compared to the comparable period in 1995. Cash used by operations was attributable to a net loss of approximately $1,560,000 and several changes in the balance sheet such as an a decrease of $637,000 in trade accounts receivable, an increase of $1,478,000 in liabilities not relating to financing activities and an increase of $1,256,000 relating to inventories. Due to the seasonality of the roofing business, the

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)



winter months are historically the time when the Company builds its inventory in anticipation of sales for the summer months.

The Company used $435,000 in investing activities for the period ended March 31, 1996 as compared to $47,238,000 of net cash provided from investing activities for the same period in the prior year. The change is the result of $47.9 million of cash receipts from the proceeds of the sale of primarily the assets of the vinyl business, offset by cash used for capital expenditures of the roofing business.

The net cash resulting from financing activities changed by approximately $21 million from the same period in the prior year. Cash used in financing activities during 1996 resulted from the repayment of debt of $2.7 million as compared to 1995 when the Company had net repayments of debt of approximately $24 million.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its working capital, projected capital expenditures and other financing needs.


RESULTS OF OPERATIONS
- ---------------------

Net sales from continuing operations decreased $10,177,000 or 61.2% for the first quarter of 1996 compared to the same quarter in the prior year primarily as a result of the sale of the Company's window fabrication and vinyl products business units. Net sales for the roofing manufacturing business decreased $2,453,000 or 27.6% compared to the same quarter in the prior year due to a decline in volume. The decreased volume was primarily due to unfavorable weather conditions in the northeastern region of the United States.

The Company's cost of sales from continuing operations for the first quarter of 1996 compared to the same period in the prior year decreased 56.6% from $15,091,000 to $6,557,000 primarily a consequence of the sale of the Company's window fabrication and vinyl products business units. Cost of sales for the roofing business decreased 17.8% due primarily to decreased manufacturing costs related to the decrease in volume. However, for the three month period ending March 31, 1996, the roofing manufacturing business cost of sales as a percentage of sales increased 12.1% from 89.6% to 101.7% as compared to the same period in the prior year. The increase relates primarily to unabsorbed fixed costs during routine plant shutdown and raw material price increases in glass mat and dry felt.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)



Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1996 decreased 69.7% from $4,539,000 to $1,374,000 as compared to the same period in the prior year. The decrease was primarily attributable to the sale of the Company's window fabrication and vinyl products business units. SG&A expenses of the Company's roofing manufacturing business decreased 21.9% from the same period in the prior year. As a percentage of sales, SG&A expenses for the roofing manufacturing business increased 1% from 12.4% for the three months ended March 31, 1995 to 13.4% for the same period in the current year. SG&A expenses for the three month period ended March 31, 1996 included costs of approximately $300,000 associated with the proposed merger transaction with CertainTeed Corporation.

Interest expense decreased approximately 88.3% from $641,000 to $75,000 for the first quarter of 1996 compared to the first quarter of 1995. The decreased interest expense relates primarily to the use of proceeds from the sale of the Company's vinyl products business to reduce debt in March 1995.

Discontinued business activities income in 1995 reflects a gain of $20,579,000 on the sale of the vinyl products business, offset by a charge of $1,500,000 for costs associated with the Company's employee benefit plans and future product liability claims, both related to former roofing operations.

Equity losses from the Company's partnership in the Kensington window fabrication business amounted to $372,000 for the period January 1, through February 28, 1995.

No tax benefit was recorded for the period ended March 31, 1996 as there was no reasonable assurance that related deferred tax assets would be realized in future taxable years. The company's effective income tax rate from continuing operations was 40% during the quarter ended March 31, 1995.

The roofing business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Severe weather conditions also have a negative impact on short term profitability. Accordingly, the results of operations for the three month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)



The complaint alleges that Bird has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint. The Company has tendered the defense of the action to its insurance carriers. One of its insurance carriers has assumed its defense.

On or about April 18, 1996, Bird received a grand jury subpoena issued upon application of the United States Department of Justice, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of Bird have received grand jury subpoenas providing testimony before the grand jury. Bird and such executive officer and senior manager are in the process of evaluating the subpoena and intend to cooperate fully with the Department of Justice. It appears that the subpoena relates to an investigation of the roofing materials industry. Management does not believe that this matter will cause any material change, adverse or otherwise, in the financial position or results of operations of the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------



Item 1. Legal Proceedings
- -------------------------


     On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird Incorporated, a wholly owned subsidiary of the company. The complaint alleges that Bird Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint. The Company has tendered the defense of the action to its insurance carriers. One of its insurance carriers has assumed its defense.

     On or about April 18, 1996, Bird Incorporated received a grand jury subpoena issued upon application of the untied States Department of Justices, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of the Company have received grand jury subpoenas providing testimony before the grand jury. The Company and such executive officer and senior manager are in the process of evaluating the subpoena and intend to cooperate fully with the Department of Justice. It appears that the subpoena relates to an investigation of the roofing materials industry. Management does not believe that this matter will cause any material change, adverse or otherwise, in the financial position or results of operations of the Company.



Item 2. Changes in Securities
- -----------------------------


     The Loan and Security Agreement dated as of November 30, 1994 ("Loan Agreement") by and among Bird Incorporated, a wholly owned subsidiary of the Company, and Fleet Capital imposes restrictions on the Company with respect to the purchase, redemption, or other retirement of, or any other distribution on or in respect of any shares of any class of capital stock of the Company with the exception of payments of dividends on the Company's 5% cumulative preferred stock ("Preferred Stock"). Dividends on the Preferred Stock may not exceed $35,000 in any fiscal year.

     The Company is in arrears in the payment of dividends on its $1.85 cumulative preference stock ("Preference Stock"). (See Item 3 (b), below). The Articles of Organization of the Company

                           PART II - OTHER INFORMATION
                           ---------------------------
                                   (continued)



     provide that in the event that full cumulative dividends on the Preference Stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or make payment on its common stock, until full cumulative dividends on the Preference Stock are declared and paid or set aside for payment.



Item 3. Defaults Upon Senior Securities
- ---------------------------------------


     (b) Dividends are in arrears on the Preference Stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995. The quarterly dividend on the Preference Stock due February 15, 1996 has, with the consent of Fleet Capital, been declared and paid in full.



Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------


     (a)  Exhibit 11 - Statement Regarding Computation of per Share Earnings

     (b) Reports on Form 8-K. On March 25, 1996, the Company filed a Form 8-K disclosing the signing of an agreement and plan of merger with CertainTeed Corporation on March 14, 1996.

                                BIRD CORPORATION


                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 BIRD CORPORATION
                                                 -------------------------




Date:      May 13, 1996
                                                 /s/ Richard C. Maloof
                                                 -------------------------
                                                 Richard C. Maloof
                                                 President and
                                                 Chief Operating Officer




                                                 /s/ Donald L. Sloper, Jr.
                                                 -------------------------
                                                 Donald L. Sloper, Jr.
                                                 Controller (Principal
                                                 Accounting Officer)

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