Form 10-K/A
period 1995-12-31
BIRD CORP
filed 1996-07-11
CIK 12245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1

(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
      ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                          -----------------------------------------------------
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
      EXCHANGE ACT OF 1934
For the transition period from _________________ to ___________________________

Commission File Number  0-828
                        -----

                                BIRD CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                  04-3082903
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   1077 Pleasant Street,  Norwood, MA                        02062
- ----------------------------------------           ----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (617) 551-0656

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
        Title of each class                         on which registered
       --------------------                        ---------------------
             NONE                                           NONE

- -------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
- -------------------------------------------------------------------------------
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

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

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


                                          BIRD CORPORATION (REGISTRANT)



JULY 10, 1996                             /s/ Frank S. Anthony
                                          --------------------
                                          FRANK S. ANTHONY
                                          VICE PRESIDENT