Form 10-Q
period 1996-06-30
BIRD CORP
filed 1996-07-31
CIK 12245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
     ACT OF 1934
For the quarterly period ended                June 30, 1996
                               ------------------------------------------------
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934
For the transition period from                       to
                               ---------------------    -----------------------

Commission file number                          0-828
                       --------------------------------------------------------

                                BIRD CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                                       04-3082903
- -------------------------------------------------------------------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

1077 Pleasant Street   Norwood, MA                                02062
- -------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(617) 551-0656
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed, since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1996. 4,129,267 shares.

                                BIRD CORPORATION
                                ----------------




                                      INDEX




                                                                        PAGE NO.
                                                                        --------

Part I. Financial Information:

Consolidated Balance Sheets
   June 30, 1996 and December 31, 1995   ..............................     2

Consolidated Statements of Operations For the Three and
   Six Months Ended June 30, 1996 and 1995 .   .........................    4

Consolidated Statements of Cash Flows For the Three and
   Six Months Ended June 30, 1996 and 1995..............................    5

Notes to Consolidated Financial Statements..............................    6

Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations ..........................................................   11


       Part II.  Other Information .....................................   16

                      BIRD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                      (UNAUDITED)
                                                        JUNE 30,    DECEMBER 31,
                                                          1996          1995
                                                        --------    -----------
ASSETS

CURRENT ASSETS:
     Cash and equivalents                               $   270       $ 3,679
     Accounts and notes receivable                       10,023         5,614
        Allowance for doubtful accounts                    (229)         (153)
     Inventories                                          5,972         4,701
     Refundable income taxes                              1,021         1,021
     Prepaid expenses and other assets                      915         1,157
     Deferred income taxes                                  435           435
                                                        -------       -------
                            Total current assets         18,407        16,454
                                                        -------       -------
PROPERTY, PLANT AND EQUIPMENT:
     Land and land improvements                           2,810         2,810
     Buildings                                            6,896         7,184
     Machinery and equipment                             29,965        28,980
     Construction in progress                               659           672
                                                        -------       -------
                                                         40,330        39,646

     Less - Depreciation and amortization                17,524        16,127
                                                        -------       -------
                                                         22,806        23,519
                                                        -------       -------
Deferred income taxes                                     3,631         3,631
Other assets                                                169            99
                                                        -------       -------
                                                        $45,013       $43,703
                                                        =======       =======












See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                             (UNAUDITED)
                                                               JUNE 30,     DECEMBER 31,
                                                                 1996          1995
                                                               --------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $10,502        $ 9,363
     Long-term debt, portion due within one year                 5,229          1,113
                                                               -------        -------
                            Total current liabilities           15,731         10,476
                                                               -------        -------

Long-term debt, portion due after one year                       1,817          4,869
                                                               -------        -------
Other liabilities                                                3,743          3,942
                                                               -------        -------

STOCKHOLDERS' EQUITY
     5% cumulative preferred stock, par value
       $100. Authorized 15,000 shares;issued 5,820
       shares (liquidating preference $110 per share,
       aggregating $640,000)                                       582            582

     Preference stock, par value $1. Authorized
       1,500,000 shares; issued 814,300 shares
       of $1.85 cumulative convertible preference
       stock (liquidating preference $20 per share,
       aggregating $16,286,000)                                    814            814

     Common stock, par value $1. Authorized
       15,000,000 shares; 4,404,367 shares issued
       in 1996 and 4,395,162 shares issued in 1995               4,404          4,395
     Other capital                                              27,403         27,362
     Retained earnings (deficit)                                (6,490)        (5,746)
                                                               -------        -------
                                                                26,713         27,407
     Less -
       Treasury stock, at cost:
         Common - 275,100 shares in 1996 and 1995               (2,991)        (2,991)
                                                               -------        -------
                                                                23,722         24,416
                                                               -------        -------

                                                               $45,013        $43,703
                                                               =======        =======






See accompanying notes to consolidated financial statements.

                      BIRD CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     (UNAUDITED)
                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                               ------------------------     ------------------------
                                                  1996          1995           1996          1995
                                               ----------    ----------     ----------    ----------


Net sales                                      $   14,960    $   15,138     $   21,406    $   31,761
                                               ----------    ----------     ----------    ----------
Costs and expenses:
     Cost of sales                                 12,018        12,517         18,575        27,608
     Selling, general and
      administrative expense                        2,070         2,374          3,444         6,913
     Interest expense                                 142           145            217           786
     Net discontinued business
      activities expense (income)                    (410)        1,959           (410)      (17,120)
     Equity losses from partnership                     0             0              0           372
                                               ----------    ----------     ----------    ----------
       Total costs and expenses                    13,820        16,995         21,826        18,559
                                               ----------    ----------     ----------    ----------

Earnings (loss) from continuing operations
     before income taxes                            1,140        (1,857)          (420)       13,202
Provision for income taxes                              0         2,209              0         8,232
                                               ----------    ----------     ----------    ----------
Earnings (loss) from continuing operations          1,140        (4,066)          (420)        4,970

Earnings (loss) from discontinued operations           60       (11,368)            60       (11,604)
                                               ----------    ----------     ----------    ----------
Net earnings (loss) before dividends           $    1,200    $  (15,434)    $     (360)   $   (6,634)

Preferred and preference stock
     cumulative dividends                             384           384            768           768
                                               ----------    ----------     ----------    ----------
Net earnings (loss) applicable to common
     stockholders                              $      816    $  (15,818)    $   (1,128)   $   (7,402)
                                               ==========    ==========     ==========    ==========
Primary earnings (loss) per common share:
     Continuing operations                     $     0.19    $    (1.08)    $    (0.28)   $     1.03
     Discontinued operations                   $     0.01    $    (2.77)    $     0.01    $    (2.84)
                                               ----------    ----------     ----------    ----------
Net earnings (loss) after dividends            $     0.20    $    (3.85)    $    (0.27)   $    (1.81)
                                               ==========    ==========     ==========    ==========
Average number of shares used in primary
     earnings per share computations            4,159,402     4,110,345      4,124,953     4,094,456
                                               ==========    ==========     ==========    ==========




 See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  (UNAUDITED)
                                                                SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            ----------------------
                                                              1996          1995
                                                            -------       --------

Cash flow used by operations:
Net loss                                                    $  (360)      $ (6,634)
Adjustments to reconcile to net
 cash used by operations:
     Depreciation and amortization                            1,340          1,525
     Provision for losses on accounts receivable                 78             17
     Deferred income taxes                                        0          7,304
     Loss on disposal of environmental business                   0          7,500
     Gain on sale of vinyl business                               0        (20,579)
     Loss on sale of window business                              0          1,959
Changes in balance sheet items:
     Accounts receivable                                     (4,411)             2
     Inventories                                             (1,271)        (4,788)
     Prepaid expenses                                           242          1,179
     Liabilities not related to
      financing activities                                      940         (8,712)
     Other assets                                               (70)            61
                                                            -------       --------
Cash flow used by operations                                 (3,512)       (21,166)
                                                            -------       --------
Cash flows from investing activities:
     Acquisition of property, plant and equipment              (627)          (941)
     Proceeds from disposal of assets                             0         50,680
     Other investments                                            0             (9)
                                                            -------       --------
Net cash provided by (used in) investing activities            (627)        49,730
                                                            -------       --------
Cash flows from financing activities:
     Debt proceeds                                            4,050         16,814
     Debt repayments                                         (2,986)       (40,901)
     Dividends paid                                            (384)          (414)
     Other equity changes                                        50             95
                                                            -------       --------
Net cash provided by (used) in financing activities             730        (24,406)
                                                            -------       --------
Net increase (decrease) in cash and equivalents              (3,409)         4,158
Cash and cash equivalents at beginning of year                3,679            321
                                                            -------       --------
Cash and cash equivalents at end of period                  $   270       $  4,479
                                                            =======       ========







See accompanying notes to consolidated financial statements.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


       1. In the opinion of Bird Corporation (the "Company"), the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly its financial position as of March 31, 1996 and December 31, 1995 and the results of its operations and cash flows for the three and six month periods ended June 30, 1996 and 1995.

       2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

       3. Primary earnings(loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings(loss) per common share also give effect to the reduction in earnings per share, if any, which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period if the effect is dilutive. Fully diluted loss per share amounted to $.08 for the six month period ended June 30, 1996 compared to a loss per share of $1.38 for the same period in the prior year.


       4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.


                                         June 30,        December 31,
                                           1996             1995
                                         --------        ------------
                                           (Thousands of dollars)
              Current costs:
              Raw materials               $1,149            $1,202
              Finished goods               5,541             4,217
                                          ------            ------
                                           6,690             5,419
              Less: LIFO reserve             718               718
                                          ------            ------
                                          $5,972            $4,701
                                          ======            ======


                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)




       5. The Company's borrowing and debt obligations are summarized as follows:

                                        June 30,           December 31,
                                          1996                1995
                                        --------           ------------
                                            (Thousands of dollars)

              Term loan                  $2,188               $5,000
              Revolving credit
                facility                  4,050                    0
              Obligations under
                capital leases              808                  982
                                         ------               ------
                                         $7,046                5,982
              Less - portion due
                within one year           5,229                1,113
                                         ------               ------

              Long term debt             $1,817               $4,869
                                         ======               ======


            As of June 30, 1996, the Company had cash and cash equivalents on hand totaling $270,000 and total debt of approximately $7 million. Letters of credit outstanding as of June 30, 1996 totaled $1,401,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital").

            During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of July 24, 1996, an aggregate of $11,638,000 was available to Bird under the terms of the revolving credit facility under the Loan Agreement of which $7,276,000 is outstanding. The interest rate on outstanding borrowings at June 30, 1996 was 8.1875%. As of June 30, 1996, Bird was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

       6. Since 1981 Bird has been named as a defendant in approximately 550 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)



            result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 233 of these cases are currently pending and costs of approximately $2.5 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At June 30, 1996, the Company has recorded a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

            In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1 million to $2 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRP's are unable to bear their allocated share. The Company has provided a reserve of approximately $1 million at June 30, 1996 to cover the remaining proportionate share of the estimated total remaining cost of cleanup, most of which will be paid in 1996. Clean-up of the soil has been completed and the equipment that has been in place to facilitate the clean-up has been demobilized and removed from the site. At the present time, the EPA and the PRP group are discussing the clean-up of any water beneath the site. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)



            position and the estimated accrual recorded, its remediation expense with respect to this site is not likely to have a material adverse effect on its consolidated financial position or results of operations of the Company.

       7. For the six months ended June 30, 1995, the Company recorded income from discontinued business activities of $17,120,000 comprised of a first quarter gain of $20,579,000 on the sale of its vinyl products business to Jannock, Inc. reduced by charges of $1,500,000 relating to employee benefit plans and product liability claims, both associated with former roofing operations and a second quarter loss of $1,959,000 on the sale of the Kensington window fabrication business to Jannock.

            Sales of $6,365,000 were recorded for the vinyl business for the period ended March 7, 1995. As a percentage of sales, the gross margin for this period was 6.5%.

       8. Restrictions on the payment of dividends on common and preference stock are imposed by the terms of the Loan Agreement. Payment of dividends on preferred stock are permitted under said Loan Agreement. The quarterly dividends on the preferred stock due March 1 and June 1, 1996 in the aggregate amount of $15,000 were declared and paid in full. The quarterly dividend on the preferred stock due September 1, 1996 in the amount of $7,000 was declared on July 23, 1996 and is expected to be paid in full. The quarterly dividend on the preference stock due February 15, 1996 has, with the consent of Fleet Capital, been declared and paid in full. Dividends are in arrears on the preference stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996.

       9. During the second quarter of 1995, the Company's remaining investment in Bird Environmental Gulf Coast, Inc. of $8.4 million was written-off to discontinued operations and a $3 million reserve was established for additional costs associated with the closure and disposition of the facility.

       10. Bird warrants under certain circumstances, that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each portion of the labor and material cost and requires the owner to meet specific criteria such as proof of purchase. Bird offers the original manufacturer's warranty only as part of the original sale and at no addition cost to the customer. In addition, for marketing considerations, Bird makes elective settlements in

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)



            response to customer complaints. Bird records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

       11. On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird. The complaint alleges that Bird has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint. The Company has tendered the defense of the action to its insurance carriers. One of its insurance carriers has assumed its defense.

       12. On or about April 18, 1996, Bird received a grand jury subpoena issued upon application of the United States Department of Justice, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of Bird have received grand jury subpoenas to provide testimony before the grand jury. Bird and such executive officer and senior manager are in the process of evaluating the subpoena and intend to cooperate fully with the Department of Justice. It appears that the subpoena relates to an investigation of the roofing materials industry. Management does not believe that this matter will cause any material change, adverse or otherwise, in the financial position or results of operations of the Company.

       13. Kensington Partners owned a 50% equity investment in Quantum II Partners which was formed in 1993 to be the exclusive marketing representative to sell Quantum II replacement windows manufactured by Kensington Partners. In April 1996, certain litigation between the other 50% owner of Quantum II Partners and Bird, as successor in interest to certain of Kensington Partners' rights and obligations under the Quantum II Partnership, Supply and Sales Representative Agreements, was concluded as a result of the parties entering into a settlement agreement. The agreement called for Bird to receive total payments of $410,000 and for cancellation of the Sale Representative and Supply Agreements, and termination of the partnership. The settlement was reported as discontinued business activity income during the second quarter of 1996.

       14. In July 1996, the Company received $500,000 in cash for the settlement of two legal disputes. These proceeds will be recognized as income in the third quarter of 1996.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


       TERMINATED MERGER AGREEMENT
       ---------------------------

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



       FINANCIAL CONDITION
       -------------------

       As of June 30, 1996, the Company had cash and cash equivalents on hand totaling $270,000 and total debt of approximately $7 million. Letters of credit outstanding as of June 30, 1996 totaled $1,401,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital").

       During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of July 24, 1996, an aggregate of $11,638,000 was available to Bird under the terms of the revolving credit facility under the Loan Agreement of which $7,276,000 is outstanding. The interest rate on outstanding borrowings at June 30, 1996 was 8.1875%. As of June 30, 1996, Bird was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

       Net cash and cash equivalents decreased during the six month period ended June 30, 1996 by approximately $3.4 million primarily due to the pay down of the term loan in January 1996. The cash used by

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                  (continued)



       operations for the period ended June 30, 1996 decreased by $17,654,000 from $21,166,000 to $3,512,000 as compared to the comparable period in 1995. Cash used by operations for the period ended June 30, 1996 was attributable to a net loss of approximately $360,000 and several changes in the balance sheet such as an increase of $4,411,000 in trade accounts receivable, an increase of $940,000 in liabilities not relating to financing activities and an increase of $1,271,000 relating to inventories. Due to the seasonality of the roofing business, the winter months are historically the time when the Company builds its inventory in anticipation of sales for the summer months.

       The Company used $627,000 in investing activities for the period ended June 30, 1996 as compared to $49,730,000 of net cash provided from investing activities for the same period in the prior year. The change is the result of approximately $50.7 million of cash receipts from the proceeds of the sale of primarily the assets of the vinyl and window businesses, offset by cash used for capital expenditures of the roofing business of approximately $900,000.

       The net cash resulting from financing activities changed by approximately $25 million from the same period in the prior year. Cash provided by financing activities during 1996 was primarily due to approximately $1 million of net borrowings as compared to 1995 when the Company had net debt repayments of approximately $24 million.

       The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its working capital, projected capital expenditures and other financing needs.



       RESULTS OF OPERATIONS
       ---------------------

       Net sales from continuing operations decreased 32.6% from $31,761,000 to $21,406,000 for the first six months of 1996 as compared to the same period in the prior year primarily a consequence of the sale of the Company's window fabrication and vinyl products business units. Net sales from the roofing manufacturing business increased $220,000 or 1% compared to the same six month period in the prior year. Net sales from continuing operations decreased $178,000 or 1.2% for the second quarter of 1996 compared to the same quarter in the prior year primarily as a result of the sale of the Company's window fabrication and vinyl products business units. Net sales for the roofing

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)



       manufacturing business increased 21.8% for the second quarter of 1996 compared to the same quarter in the prior year due to the release of pent-up demand caused by the severe weather conditions in the northeast during the first quarter of 1996.

       The Company's cost of sales from continuing operations compared to the same period in the prior year decreased 32.7% from $27,608,000 to $18,575,000 for the six months of 1996. The decline was primarily a result of the sale of the Company's window fabrication and vinyl products business units. Cost of sales for the roofing business increased 3.7% due primarily to unabsorbed fixed costs from the first quarter 1996 routine plant shutdown and raw material price increases in glass mat and dry felt. The Company's cost of sales from continuing operations for the second quarter of 1996 compared to the same period in the prior year decreased 4% from $12,517,000 to $12,0l8,000. Cost of sales for the roofing business increased 21% for the second quarter of 1996 as compared to the same period in the prior year primarily due to the increase in sales volume. For the six month period ended June 30, 1996, the roofing manufacturing business cost of sales as a percentage of sales increased 2.3% as compared to the same period in the prior year. The increase related primarily to unabsorbed fixed costs during the first quarter 1996 routine plant shutdown and raw material price increases in glass mat and dry felt. For the second quarter of 1996, the roofing manufacturing business cost of sales as a percentage of sales decreased slightly from 80.8% to 80.3% as compared to the same period in the prior year.

       Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1996 decreased 12.8% from $2,374,000 to $2,070,000 and decreased 50.2% for the six month comparative period from $6,913,000 to $3,444,000. The decrease was attributable to the sale of the Company's window fabrication and vinyl products business units; reduction in corporate staffing and operating expenses; and reduction in roofing plant expenses.

       SG&A expenses for the three and six month periods ended June 30, 1996, included costs of approximately $300,000 and $650,000, respectively, associated with the terminated merger agreement with CertainTeed Corporation.

       Interest expense decreased 2.1% from $145,000 to $142,000 for the second quarter of 1996 compared to the second quarter of 1995. For the six months ended June 30, 1996, interest expense decreased approximately 72.4% or $569,000 as compared to the same period in the

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)



       prior year. The decreased interest expense reflects a reduction of debt by the use of proceeds from the sale of the vinyl products and window fabrication business units.

       Bird, as successor in certain interests of Kensington Partners, entered into a settlement agreement with a partner of Kensington Partners which called for Bird to recover total payments of $410,000. The settlement was recorded as discontinued business activity income during the second quarter of 1996. Discontinued business activities income for the six months ended June 30, 1995 reflects a first quarter gain of $20,579,000 on the sale of the Company's vinyl products business, reduced by a charge of $1,500,000 for costs associated with the Company's employee benefit plans and future product liability claims, both related to former roofing operations, and a second quarter loss of $1,959,000 on the sale of the Company's window fabrication business.

       Equity losses from the Company's partnership in the Kensington window fabrication business amounted to $372,000 for the period January 1, through February 28, 1995.

       During the second quarter of 1995, the Company's remaining investment in Bird Environmental Gulf Coast, Inc. of $8.4 million was written-off to discontinued operations and a $3 million reserve was established for additional costs associated with the closure and disposition of the facility.

       No tax benefit was recorded for the six month period ended June 30, 1996 as there was not adequate assurance that related deferred tax assets would be realized in future taxable years. The Company's effective income tax rate from continuing operations was 62.4% for the same period in the prior year.

       The roofing business is seasonal to the extent that activity in the outside repair and remodeling business and new construction declines in certain areas of the country during the winter months. Severe weather conditions also have a negative impact on short term profitability. Accordingly, the results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

       On or about April 18, 1996, Bird received a grand jury subpoena issued upon application of the United States Department of Justice, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of Bird have received grand jury subpoenas to provide testimony before the grand jury. Bird and such executive officer and senior manager are in the process of evaluating the subpoena and intend to cooperate fully with the Department of Justice. It appears that the subpoena relates to an investigation of the roofing materials industry. Management does not believe that this matter will cause any material change, adverse or otherwise, in the financial position or results of operations of the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------



       Item  1.  Legal Proceedings
       ---------------------------


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

            On or about April 18, 1996, Bird Incorporated received a grand jury subpoena issued upon application of the United States Department of Justices, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of the Company have received grand jury subpoenas to provide testimony before the grand jury. The Company and such executive officer and senior manager are in the process of evaluating the subpoena and intend to cooperate fully with the Department of Justice. It appears that the subpoena relates to an investigation of the roofing materials industry. Management does not believe that this matter will cause any material change, adverse or otherwise, in the financial position or results of operations of the Company.


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

            The Company is in arrears in the payment of dividends on its $1.85 cumulative preference stock ("Preference Stock"). (See Item 3 (b), below). The Articles of Organization of the Company provide that in the event that full cumulative dividends on the Preference Stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions

                           PART II - OTHER INFORMATION
                           ---------------------------
                                   (continued)



            on, or make payment on its common stock, until full cumulative dividends on the Preference Stock are declared and paid or set aside for payment.


       Item 3.  Defaults Upon Senior Securities
       ----------------------------------------


            (b) Dividends are in arrears on the Preference Stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996. The Board of Directors voted to declare the quarterly dividend of $0.4625 per share on the Company's $1.85 cumulative convertible preference stock payable on August 15, 1996. The dividend will be paid to shareholders of record on August 7, 1996.


       Item 4.  Submission of Matters to a Vote of Security Holders
       ------------------------------------------------------------


            (a) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for the Board of Directors, as listed in the Proxy Statement for the meeting, and all of such nominees were elected.

            (b) A brief description of each matter voted upon at the meeting, and the results of voting, are as follows:

                 (i) Election of two directors to the class whose term expires in 1999:

                                                FOR             WITHHELD
                                                ---             --------
                 Richard C. Maloof        3,969,859 Shares    35,299 Shares
                 Antonio J. Lorusso, Jr.  3,970,249 Shares    34,909 Shares


       Item 6.  Exhibits and Reports on Form 8-K
       -----------------------------------------


            (a)  Exhibit 11 - Statement Regarding Computation of per Share
                 Earnings

            (b) Reports on Form 8-K. On April 25, 1996, the Company filed a Form 8-K disclosing the signing of an amended and restated agreement and plan of merger with CertainTeed Corporation on April 8, 1996.

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




                                               BIRD CORPORATION
                                               -------------------------------



      Date:     July 26, 1996
                                               /s/ Richard C. Maloof
                                               -------------------------------
                                               Richard C. Maloof
                                               President and
                                               Chief Operating Officer




                                               /s/ Donald L. Sloper, Jr.
                                               -------------------------------
                                               Donald L. Sloper, Jr.
                                               Controller (Principal
                                               Accounting Officer)

                                BIRD CORPORATION

                                  EXHIBIT INDEX
                                  -------------


                                                                    Sequential
      Exhibit No.                                                    Page No.
      -----------                                                    --------


        11       Statement regarding computation of per share
                   earnings