Form 10-Q
period 1996-09-30
BIRD CORP
filed 1996-10-28
CIK 12245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended              September 30, 1996
                               ------------------------------------------------
                                       OR
 ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               ------------------    --------------------------

Commission file number   0-828
                       --------------------------------------------------------

                                BIRD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                         04-3082903
--------------------------------------------------------------------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


1077 Pleasant Street Norwood, MA                                  02062
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

(617) 551-0656
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1996. 4,135,995 shares.

                                BIRD CORPORATION
                                ----------------

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

Part I.    Financial Information:

Consolidated Balance Sheets
      September 30, 1996 and December 31, 1995 ..................        2

Consolidated Statements of Operations For the Three and
      Nine Months Ended September 30, 1996 and 1995 .............        4

Consolidated Statements of Cash Flows For the Three and
      Nine Months Ended September 30, 1996 and 1995 .............        5

Notes to Consolidated Financial Statements ......................        6

Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations ................................................        11

Part II. Other Information ......................................        15

                       BIRD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)


                                                      (UNAUDITED)
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        1996           1995
                                                     -------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                 $   287       $ 3,679
  Accounts and notes receivable                         11,144         5,614
     Allowance for doubtful accounts                      (229)         (153)
  Inventories                                            5,248         4,701
  Refundable income taxes                                1,021         1,021
  Prepaid expenses and other assets                        311         1,157
  Deferred income taxes                                    435           435
                                                       -------       -------

               Total current assets                     18,217        16,454
                                                       -------       -------

PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                             2,810         2,810
  Buildings                                              6,936         7,184
  Machinery and equipment                               30,479        28,980
  Construction in progress                                 361           672
                                                       -------       -------
                                                        40,586        39,646

  Less - Depreciation                                   18,199        16,127
                                                       -------       -------
                                                        22,387        23,519
                                                       -------       -------

Deferred income taxes                                    3,631         3,631
Other assets                                               161            99
                                                       -------       -------

                                                       $44,396       $43,703
                                                       =======       =======


          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)


                                                    (UNAUDITED)
                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1996           1995
                                                   -------------  ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                $10,528      $ 9,363
  Long-term debt, portion due within one year            3,209        1,113
                                                       -------      -------
              Total current liabilities                 13,737       10,476
                                                       -------      -------

Long-term debt, portion due after one year               1,510        4,869
                                                       -------      -------
Other liabilities                                        3,594        3,942
                                                       -------      -------

STOCKHOLDERS' EQUITY
  5% cumulative preferred stock, par value
    $100. Authorized 15,000 shares; issued 5,820
    shares (liquidating preference $110 per share,
    aggregating $640,000)                                  582          582

  Preference stock, par value $1. Authorized
    1,500,000 shares; issued 814,300 shares
    of $1.85 cumulative convertible preference
    stock (liquidating preference $20 per share,
    aggregating $16,286,000)                               814          814

  Common stock, par value $1. Authorized
    15,000,000 shares; 4,411,097 shares issued
    in 1996 and 4,395,162 shares issued in 1995          4,411        4,395
  Other capital                                         27,420       27,362
  Retained earnings (deficit)                           (4,681)      (5,746)
                                                       -------      -------
                                                        28,546       27,407
  Less -
    Treasury stock, at cost:
      Common - 275,102 shares in 1996 and
               275,100 shares in 1995                   (2,991)      (2,991)
                                                       -------      -------
                                                        25,555       24,416
                                                       -------      -------

                                                       $44,396      $43,703
                                                       =======      =======


          See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                (UNAUDITED)
                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                              -----------------------   -----------------------
                                                  1996         1995         1996        1995
                                              ----------   ----------   ----------   ----------

Net sales                                     $   17,084   $   12,170   $   38,490   $   43,931
                                              ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of sales                                   13,545       10,353       32,120       37,961
  Selling, general and
    administrative expense                         1,825        2,308        5,269        9,221
  Interest expense                                   137          105          354          891
  Net discontinued business
    activities income                               (535)           0         (945)     (17,120)
  Equity losses from partnership                       0            0            0          372
                                              ----------   ----------   ----------   ----------
    Total costs and expenses                      14,972       12,766       36,798       31,325
                                              ----------   ----------   ----------   ----------

Earnings (loss) from continuing operations
  before income taxes                              2,112         (596)       1,692       12,606
Provision for income taxes                             0            0            0        8,232
                                              ----------   ----------   ----------   ----------

Earnings (loss) from continuing operations         2,112         (596)       1,692        4,374

Earnings (loss) from discontinued operations          81            0          141      (11,604)
                                              ----------   ----------   ----------   ----------

Net earnings (loss) before dividends          $    2,193   $     (596)  $    1,833   $   (7,230)

Preferred and preference stock
  cumulative dividends                               384          384        1,152        1,152
                                              ----------   ----------   ----------   ----------
Net earnings (loss) applicable to common
  stockholders                                $    1,809   $     (980)  $      681   $   (8,382)
                                              ==========   ==========   ==========   ==========

Primary earnings (loss) per common share:
  Continuing operations                            $0.42       $(0.24)       $0.13       $ 0.79
  Discontinued operations                          $0.02       $ 0.00        $0.03       $(2.83)
                                              ----------   ----------   ----------   ----------
Net earnings (loss) after dividends                $0.44       $(0.24)       $0.16       $(2.04)
                                              ==========   ==========   ==========   ==========

Average number of shares used in primary
  earnings per share computations              4,132,572    4,113,136    4,138,836    4,100,751
                                              ==========   ==========   ==========   ==========


                       BIRD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       -----------------------
                                                         1996          1995
                                                       ---------    ----------

Cash flow provided (used) by operations:
Net earnings (loss)                                     $ 1,833     $ (7,230)
Adjustments to reconcile to net
 cash used by operations:
  Depreciation and amortization                           2,096        2,193
  Provision for losses on accounts receivable                78           32
  Deferred income taxes                                       0        7,304
  Loss on disposal of environmental business                  0        7,500
  Gain on sale of vinyl business                              0      (20,579)
  Loss on sale of window business                             0        1,959
Changes in balance sheet items:
  Accounts receivable                                    (5,532)        (470)
  Inventories                                              (547)      (4,361)
  Prepaid expenses                                          765        1,425
  Liabilities not related to
   financing activities                                     817      (10,300)
  Other assets                                              (62)         100
                                                        -------     --------
Cash flow used by operations                               (552)     (22,427)
                                                        -------     --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment             (883)      (1,437)
  Proceeds from disposal of assets                            0       50,680
  Other investments                                           0          230
                                                        -------     --------

Net cash provided by (used in) investing activities        (883)      49,473
                                                        -------     --------

Cash flows from financing activities:
  Debt proceeds                                           7,670       17,034
  Debt repayments                                        (8,933)     (41,213)
  Dividends paid                                           (768)      (1,173)
  Other equity changes                                       74          122
                                                        -------     --------

Net cash used in financing activities                    (1,957)     (25,230)
                                                        -------     --------

Net increase (decrease) in cash and equivalents          (3,392)       1,816
Cash and cash equivalents at beginning of year            3,679          321
                                                        -------     --------

Cash and cash equivalents at end of period              $   287     $  2,137
                                                        =======     ========



          See accompanying notes to consolidated financial statements.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. In the opinion of Bird Corporation (the "Company"), the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly its financial position as of September 30, 1996 and December 31, 1995 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995.

2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Primary earnings (loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings (loss) per common share also give effect to the reduction in earnings per share, if any, which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period if the effect is dilutive. Fully diluted earnings per share amounted to $.37 for the nine month period ended September 30, 1996 compared to a loss per share of $1.50 for the same period in the prior year.


4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction.

                                      September 30,      December 31,
                                          1996               1995
                                      ------------       ------------
                                          (Thousands of dollars)

      Current costs:
      Raw materials                     $1,436              $1,202
      Finished goods                     4,530               4,217
                                        ------              ------
                                         5,966               5,419
      Less: LIFO reserve                   718                 718
                                        ------              ------
                                        $5,248              $4,701
                                        ======              ======

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)


5.   The Company's borrowing and debt obligations are summarized as follows:

                                         September 30,        December 31,
                                            1996                 1995
                                         -------------        ------------
                                               (Thousands of dollars)

        Term loan                          $2,000               $5,000
        Revolving credit
          facility                          2,000                    0
        Obligations under
          capital leases                      719                  982
                                           ------               ------
                                            4,719                5,982
        Less - portion due
          within one year                   3,209                1,113
                                           ------               ------

        Long term debt                     $1,510               $4,869
                                           ======               ======


     Letters of credit outstanding as of September 30, 1996 totaled $1,401,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital").

     During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of October 23, 1996, an aggregate of $12,563,000 was available to Bird under the terms of the revolving credit facility under the Loan Agreement of which $8,525,000 remains available, net of current borrowings and letter of credit utilization. The interest rates on outstanding revolver and term loan borrowings at September 30, 1996 were 8.25% and 8.1875%, respectively. As of September 30, 1996, Bird was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

6. Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

     manufactured and sold by Bird. Approximately 229 of these cases are currently pending and costs of approximately $2.5 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At September 30, 1996, the Company has recorded a reserve of $950,000 to cover its share of the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

     In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York. The ultimate cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be between $1 million to $2 million. This range is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRP's are unable to bear their allocated share. The Company has provided a reserve of approximately $1 million at September 30, 1996 to cover the remaining proportionate share of the estimated total remaining cost of cleanup. Clean-up of the soil has been completed and the equipment that has been in place to facilitate the clean-up has been demobilized and removed from the site. At the present time, the EPA and the PRP group are discussing the clean-up of any water beneath the site. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, its remediation expense with respect to this site is not likely

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (continued)

     to have a material adverse effect on its consolidated financial position or results of operations of the Company.

7. For the nine months ended September 30, 1995, the Company recorded income from discontinued business activities of $17,120,000 comprised of a first quarter gain of $20,579,000 on the sale of its vinyl products business to Jannock, Inc. reduced by charges of $1,500,000 relating to employee benefit plans and product liability claims, both associated with former roofing operations and a second quarter loss of $1,959,000 on the sale of the Kensington window fabrication business to Jannock. Sales for the nine month period ended September 30, 1995, included an aggregate of $10,575,000 related to discontinued business activities.

8. Kensington Partners owned a 50% equity investment in Quantum II Partners which was formed in 1993 to be the exclusive marketing representative to sell Quantum II replacement windows manufactured by Kensington Partners. In April 1996, certain litigation between the other 50% owner of Quantum II Partners and Bird, as successor in interest to certain of Kensington Partners' rights and obligations under the Quantum II Partnership, Supply and Sales Representative Agreements, was concluded as a result of the parties entering into a settlement agreement. The agreement called for Bird to receive total payments of $410,000 and for cancellation of the Sale Representative and Supply Agreements, and termination of the partnership. The settlement was reported as discontinued business activity income during the second quarter of 1996.

9. In July 1996, the Company received an aggregate of $535,000 in cash for the settlement of three legal disputes relating to insurance coverage. These proceeds were reported as discontinued business activity income during the third quarter of 1996.

10. Restrictions on the payment of dividends on common and preference stock are imposed by the terms of the Loan Agreement. Payment of dividends on preferred stock are permitted under the Loan Agreement. The quarterly dividends on the preferred stock due March 1 and September 1, 1996 in the aggregate amount of $15,000 were declared and paid in full. Dividends are in arrears on the preferred stock in the amount of $7,000 for the quarterly period ended June 1, 1996. The quarterly dividends on the preference stock due February 15 and August 15, 1996 have, with the consent of Fleet Capital, been declared and paid in full. Dividends are in arrears on the preference stock in the

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996.

11. For the nine months ended September 30, 1995, the Company recorded a loss from discontinued operations of $11.6 million related to the disposal of Bird Environmental Gulf Coast, Inc.

12. Bird warrants under certain circumstances that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each portion of the labor and material cost and requires the owner to meet specific criteria such as proof of purchase. Bird offers its warranty at no additional cost to the customer. In addition, for marketing considerations, Bird makes elective settlements in response to customer complaints. Bird records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

13. On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird. The complaint alleges that Bird has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint. The Company has tendered the defense of the action to its insurance carriers. Two of its insurance carriers has assumed its defense.

14. In April 1996, the Company received a grand jury subpoena issued upon application of the Department of Justice for the production of certain documents. In addition, an executive officer and a senior manager of Bird had received grand jury subpoenas to provide testimony before the grand jury. On or about September 27, 1996, the United States Department of Justice, Antitrust Division advised the Company that the Department closed its investigation of restraint of trade by manufacturers in the roofing industry without taking any action against any companies or individuals. As a result of complying with the subpoenas and otherwise cooperating with the Justice Department, the Company incurred costs of approximately $350,000 for the nine months ended September 30, 1996.

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

On May 10, 1996, the Company received a notice from CertainTeed that stated that CertainTeed terminated the merger agreement in accordance with its terms and allowed the related tender offer for the outstanding common and preference stock of the Company to expire without accepting any shares. The approximate cost associated with the termination of this merger agreement is $800,000 for the nine months ended September 30, 1996.


FINANCIAL CONDITION
-------------------

As of September 30, 1996, the Company had cash and cash equivalents on hand totaling $287,000 and total debt of approximately $4.7 million. Letters of credit outstanding as of September 30, 1996 totaled $1,401,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital").

During the period January 1 through April 30, the Loan Agreement provides a
$2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of October 23, 1996, an aggregate of $12,563,000 was available to Bird under the terms of the revolving credit facility under the Loan Agreement of which $8,525,000 remains available, net of current borrowings and letter of credit utilization. The interest rates on outstanding revolver and term loan borrowings at September 30, 1996 were 8.25% and 8.1875%, respectively. As of September 30, 1996, Bird was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

Net cash and cash equivalents decreased during the nine month period ended September 30, 1996 by approximately $3.4 million primarily due to the pay-down of the term loan in January 1996. The cash used by

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)


operations for the period ended September 30, 1996 decreased by $21,875,000 from $22,427,000 to $552,000 as compared to the comparable period in 1995. Cash used by operations for the period ended September 30, 1996 was attributable to net earnings of approximately $1,833,000 and several changes in the balance sheet such as an increase of $5,532,000 in trade accounts receivable, an increase of $817,000 in liabilities not relating to financing activities and an increase of $547,000 relating to inventories. Due to the seasonality of the roofing business, the winter months are historically the time when the Company builds its inventory in anticipation of sales for the summer months.

The Company used $883,000 in investing activities for the period ended September 30, 1996 as compared to $49,473,000 of net cash provided from investing activities for the same period in the prior year. The change is the result of approximately $50.7 million of cash proceeds from the sale of the assets of the vinyl and window businesses, offset by cash used for capital expenditures of approximately $1,400,000 for the period ended September 30, 1995 compared to capital expenditures of $883,000 for the same period in 1996.

The net cash used in financing activities changed by approximately $23 million from the same period in the prior year. Cash used in financing activities during 1996 was primarily due to approximately $1 million of debt repayments as compared to 1995 when the Company had net debt repayments of approximately $25 million.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its working capital obligations, projected capital expenditures and other financing needs.


RESULTS OF OPERATIONS
---------------------

Net sales decreased 12.4% from $43,931,000 to $38,490,000 for the first nine months of 1996 as compared to the same period in the prior year, a consequence of the sale of the Company's window fabrication and vinyl products business units which had aggregate sales of $10,575,000. Net sales increased $4,914,000 or 40.4% for the third quarter of 1996 compared to the same quarter in the prior year due in part to the release of pent-up demand caused by the severe weather conditions in the northeast during the first quarter of 1996.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)



The Company's cost of sales for the first nine months of 1995 compared to the same period in the prior year decreased 15.4% from $37,961,000 to $32,120,000 for the nine months of 1996. The decline was primarily a result of the sale of the Company's window fabrication and vinyl products business units. The Company's cost of sales for the third quarter of 1996 compared to the same period in the prior year increased 30.8% from $10,353,000 to $13,545,000, primarily due to the increase in sales volume. For the three and nine month periods ended September 30, 1996, cost of sales as a percentage of sales decreased 5.8% and 2.9%, respectively, as compared to the same periods in the prior year. The decrease related primarily to lower conversion costs and improved control of raw material waste.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1996 decreased 20.9% from $2,308,000 to $1,825,000 and decreased 42.9% for the nine month comparative period from $9,221,000 to $5,269,000. The decrease was attributable to the sale of the Company's window fabrication and vinyl products business units, reduction in corporate staffing and operating expenses; and reduction in roofing plant expenses.

SG&A expenses for the nine month period ended September 30, 1996, included costs of approximately $800,000 associated with the terminated merger agreement with CertainTeed Corporation. In addition, approximately $350,000 was incurred to comply with the United States Department of Justice investigation of the restraint of trade by manufacturers in the roofing industry which has since been closed without taking any action against any companies or individuals.

Interest expense increased 30.5% from $105,000 to $137,000 for the third quarter of 1996 compared to the third quarter of 1995. For the nine months ended September 30, 1996, interest expense decreased approximately 60.3% or $537,000 as compared to the same period in the prior year. The decreased interest expense reflects a reduction of debt by the use of proceeds from the sale of the vinyl products and window fabrication business units.

During the second quarter of 1996, Bird, as successor in certain interests of Kensington Partners, entered into a settlement agreement with a partner of Kensington Partners which called for Bird to recover total payments of $410,000. During the third quarter of 1996, the Company received an aggregate of $535,000 in cash for the settlement of three legal disputes. The settlements were recorded as discontinued business activity income during the respective quarters of 1996 and amounted to $945,000 for the nine months ended September 30, 1996.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (continued)

Discontinued business activities income for the nine months ended September 30, 1995 reflects a gain of $20,579,000 on the sale of the Company's vinyl products business, reduced by a charge of $1,500,000 for costs associated with the Company's employee benefit plans and future product liability claims, both related to former roofing operations, and a loss of $1,959,000 on the sale of the Company's window fabrication business.

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

No tax provision was recorded for the nine month period ended September 30, 1996 as the Company expects to utilize existing loss carryforwards to offset the obligations. The Company's effective income tax rate from continuing operations was 65.3% for the same period in the prior year.

The roofing business is seasonal to the extent that activity in the outside repair and remodeling business and new construction declines in certain areas of the country during the winter months. Severe weather conditions also have a negative impact on short term profitability. Accordingly, the results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird. The complaint alleges that Bird has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint. The Company has tendered the defense of the action to its insurance carriers. Two of its insurance carriers has assumed its defense.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1. Legal Proceedings
-------------------------

     On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird Incorporated, a wholly owned subsidiary of the company. The complaint alleges that Bird Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint. The Company has tendered the defense of the action to its insurance carriers. Two of its insurance carriers has assumed its defense.

     On or about September 27, 1996, the United States Department of Justice, Antitrust Division advised the Company that the Department closed its investigation of restraint of trade by manufacturers in the roofing industry without taking any action against any companies or individuals. In April 1996, the Company received a grand jury subpoena issued upon application of the United States Department of Justice, Antitrust Division, for the production of certain documents. In addition, an executive officer and a senior manager of Bird have received grand jury subpoenas to provide testimony before the grand jury. As a result of complying with the subpoenas and otherwise cooperating with the Justice Department, the Company incurred costs of approximately $350,000 for the nine month period ended September 30, 1996.


Item 2. Changes in Securities
-----------------------------

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

Item 3. Defaults Upon Senior Securities
---------------------------------------

     (b) Dividends are in arrears on the Preferred Stock in the amount of $7,000 for the quarterly period ended June 1, 1996 and on the Preference Stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit 11 - Statement Regarding Computation of per Share Earnings

                                BIRD CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            BIRD CORPORATION

Date:   October 25, 1996
                                            /s/ Richard C. Maloof
                                            ------------------------------
                                            Richard C. Maloof
                                            President and
                                            Chief Operating Officer

                                            /s/ Donald L. Sloper, Jr.
                                            ------------------------------
                                            Donald L. Sloper, Jr.
                                            Controller (Principal
                                            Accounting Officer)

                                BIRD CORPORATION

                                  EXHIBIT INDEX
                                  -------------

                                                               Sequential
Exhibit No.                                                     Page No.
-----------                                                    ----------

   11           Statement regarding computation of per share
                   earnings