Form 10-K
period 1996-12-31
BIRD CORP
filed 1997-03-31
CIK 12245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of common stock, par value $1 per share, held by non-affiliates as of March 3, 1997 was $16,684,000. As of March 3, 1997 there were 4,144,800 shares of Bird Corporation common stock, par value $1 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission by April 30, 1997 are incorporated by reference into Parts I and III of this report.

                                     PART I




ITEM 1.   DESCRIPTION OF BUSINESS

Bird Corporation is engaged in the manufacture, sale and marketing of roofing products. Products currently manufactured at Bird Corporation's roofing facility include asphalt shingles and roll roofing for commercial and residential use. These products are marketed through independent wholesalers, including wholesalers whose primary customers are roofing contractors. All references herein to the "Company" or "Bird" refer to Bird Corporation and its subsidiaries unless otherwise indicated by the context.



SIGNIFICANT BUSINESS DEVELOPMENT


         _ On March 14, 1996, the Company signed a definitive agreement with CertainTeed Corporation, a subsidiary of Saint-Gobain Corporation, providing for CertainTeed to acquire in a merger transaction all of the Company's outstanding common, preferred and preference shares. Subsequently, on May 10, 1996, the Company received a notice from CertainTeed that stated that CertainTeed terminated the merger agreement in accordance with its terms and allowed the related tender offer for the outstanding common and preference stock of the Company to expire without accepting any shares.



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

Net sales of the components of the Housing Group as a percentage of consolidated net sales of the Company were as follows: sales of asphalt roofing products, 100% in 1996, 80% in 1995 and 31% in 1994; sales of vinyl products, 20% in 1995 and 24% in 1994; and sales through building materials distribution centers (including roofing and vinyl products manufactured by the Company), 45% in 1994. One customer accounted for slightly more than 15% and 10% of the Company's sales during 1996 and 1995, respectively.

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


RAW MATERIALS

The principal raw materials used in the manufacture of asphalt roofing products are fiberglass mat, asphalt saturants and coatings and crushed granules. The Company's requirements for fiberglass mat are met primarily with one vendor under an agreement which expires December 31, 1999 with an option to extend for an additional two years. Fiberglass mat is also generally available in adequate quantities from a number of outside suppliers. Asphalt saturants and coatings were, until recently, purchased from a major oil refinery. These materials are also available from other sources at a higher delivered cost. Since completion of construction of an asphalt plant in January 1995, the Company has been able to process asphalt at its roofing facility, thereby reducing its costs and decreasing the potential for temporary interruptions in its manufacturing operations. The Company can produce all of its current granule requirements at its granule plant.


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

The strengths of the Company's asphalt roofing business arise, in part, from the unique marketing programs the Company directs toward its indirect customer base, professional roofing contractors, combined with an industry-wide reputation for providing quality products with a high level of service. The Company's comprehensive contractor marketing program is designed to support the position of the Company's contractors in the industry. Such marketing programs include a special system for in-home sales promotions. Pursuant to its exclusive certification program, the Company also certifies contractors who have recorded three (3) successful years in business, who provide the Company with names of customers for quality checks, sign a letter of ethics, have a good credit history, warrant their workmanship for two (2) years and attend annual training meetings. Contractors must be recertified every three years. Certified contractors are supplied with a wide array of marketing materials, including customized sample cases, special mailers and custom job site signs.


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


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

While the Company formerly operated in two major business segments, its housing segment and its environmental segment, the Company no longer operates its environmental segment. Financial information about the industrial segments in which the Company operated, for the three years ended December 31, 1996, appear in Note 12 of the Notes to Consolidated Financial Statements which are included herein.

EMPLOYEES

At December 31, 1996, the Company employed 164 people.


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

On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. The consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have been contaminated by leaks from an underground storage tank previously removed by the Company. On December 23, 1996, the consent order was satisfactorily closed between the ADEQ and the Company; however, the remediation work must still be completed. The Company's management believes that the remediation cost to the Company will be in the range of $200,000 to $300,000. As of December 31, 1996, the Company has provided a reserve of $300,000 for the estimated cost of clean-up. The Company anticipates that $250,000 will be reimbursed to the Company by the ADEQ in accordance with Arizona law and regulation.

In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $350,000 payable during 1997. At December 31, 1996, the Company has a reserve of $350,000 to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the cost to clean-up the groundwater. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential clean-up costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to approximately $250,000 for its estimated share of the ultimate cost of clean-up for claims arising from other such sites (without taking into account any potential indemnification or recovery from third parties).

Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 200 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At December 31, 1996, the Company has recorded a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

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

On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird Incorporated, a wholly owned subsidiary of the Company. The complaint alleges that Bird Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of evaluating the complaint. The Company has tendered the defense of the action to its insurance carriers. Two of its insurance carriers have assumed its defense.

INSURANCE AND PRODUCT LIABILITY CLAIMS

On June 1, 1993, Wausau commenced action in the Superior Court for Norfolk County, Massachusetts, against Bird seeking a declaratory judgment that certain built-up roofing and glass shingle claims made against Bird were not covered by liability insurance policies issued by Wausau. Bird asserts that the claims are covered and has answered the complaint. A trial is scheduled for 1998. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Company as of March 7, 1997, the date from which they have served as officers and their present positions with the Company are as follows:


Richard C. Maloof        51   January 1985        President and
                                                  Chief Operating
                                                  Officer


Frank S. Anthony         50   May 1984            Vice President,
                                                  General Counsel and
                                                  Corporate Secretary

Mr. Maloof joined the Company in October 1971. He has held various positions such as Senior Roofing Engineer, Manufacturing Manager - Pacific Division, Vice President of Manufacturing and President of the Roofing Division. Mr. Maloof holds an engineering degree. He was elected President and COO in May 1995 and was also elected to the Board of Directors in 1995. Mr. Anthony is an attorney and joined the Company in 1983.

These officers are appointed annually at an organizational meeting of the Board of Directors immediately following the annual meeting of stockholders. There are no family relationships among any of the officers of the Company nor are any of the officers related to any member of the Board of Directors.

The Company has entered into employment agreements with its two executive officers. Mr. Maloof's agreement provides severance benefits to him after a change in control of the Company. Mr. Anthony's agreement provided that severance benefits would be payable to him on March 31, 1996. The agreement automatically converted to an oral agreement on the same terms and conditions terminable by either party on 60 days notice. These agreements are described in the Company's definitive proxy statement for its 1997 Annual Meeting which is to be filed with the Commission by April 30, 1997 and is incorporated herein by reference.


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS


COMMON STOCK INFORMATION

The Company had 2,041 common shareholders of record at December 31, 1996.

The common stock is quoted in the National Market System under the NASDAQ symbol BIRD. The range of high and low prices for the common stock as reported by NASDAQ for the periods indicated is set forth below.

                            1996                               1995
                            ----                               ----
  QUARTER            HIGH         LOW                    HIGH         LOW
  -------            ----         ---                    ----         ---
  FIRST             7 5/8     4 l/8                      9             7 3/4
  SECOND            7 1/2     3 1/4                      8 5/8         6 1/4
  THIRD             4 3/4     2 3/4                      8 1/2         5 7/8
  FOURTH            6         4 l/2                      6 5/8         4 1/2

The Company paid no cash dividends on its common stock during 1996 or 1995.

Under the terms of the Loan Agreement between the Company and Fleet Capital, the Company has agreed that it will refrain from paying cash dividends on its common stock or its $1.85 cumulative preference stock, without prior approval from the Bank.

The Company is in arrears in the payment of five dividends on its preference stock. The Articles of Organization of the Company provide that as long as any arrearage on the payment of dividends on the Company's 5% preferred stock exists, no dividends may be declared or paid on any other class of stock of the Company and further provides that in the event that full cumulative dividends on the preference stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or purchase, redeem, or otherwise acquire, its common stock until full cumulative dividends on the preference stock have been declared and paid or set aside for payment.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth certain financial data and are qualified in their entirety by the more detailed Consolidated Financial Statements and information included elsewhere herein:


SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                                     YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------

                                                        1996          1995           1994           1993           1992
                                                       -------       -------        -------       --------       --------
                                                                    (In thousands, except per share amounts)
Net sales                                              $51,956       $54,180       $167,886       $187,745       $164,202
                                                       -------      -------        -------       --------       --------
Costs and expenses:
        Cost of sales                                   43,840        48,007        136,878        151,664        128,371
        Selling, general and
          administrative expenses                        5,764        11,817         28,786         32,716         27,811
        Other expense, net                                 667           372          4,680          5,903           (197)
        Interest expense                                   435           927          4,782          2,472          1,506
        Loss (gain) on disposal of businesses             (919)      (17,570)        (1,313)           268            178
                                                       -------       -------       --------       --------       --------

Earnings (loss) from continuing operations
     before income taxes                                 2,169        10,627         (5,927)        (5,278)         6,533
Provision (benefit) for income taxes                         0        11,424         (7,010)          (637)           869
                                                       -------       -------       --------       --------       --------

Earnings (loss) from continuing operations
     before cumulative effect of accounting change       2,169          (797)         1,083         (4,641)         5,664
                                                       -------        -------       -------        --------      --------

Discontinued operations:
     Gain (loss) from operations of discontinued
        businesses, net of taxes                             0             0          1,245        (15,414)        (2,573)
     Income (loss) on disposal of businesses,
        net of taxes                                       134       (11,252)        (6,011)       (11,000)             0
                                                       -------       -------       --------       --------       --------

Net earnings (loss) from discontinued operations           134       (11,252)        (4,766)       (26,414)        (2,573)
                                                       -------       -------       --------       --------       --------

Cumulative effect of accounting change                       0             0              0          2,733              0
                                                       -------       -------       --------       --------       --------

Net earnings (loss)                                    $ 2,303      $(12,049)      $ (3,683)      $(28,322)      $  3,091
                                                       =======       ========      ========       ========       ========


Primary earnings (loss) per common share:
     Continuing operations                             $  0.15       $ (0.57)      $  (0.11)      $  (1.51)      $   1.00
     Discontinued operations                              0.03         (2.74)         (1.20)         (6.45)         (0.62)
     Cumulative effect of accounting change               0.00          0.00           0.00           0.67           0.00
                                                       -------       -------       --------       --------       --------

Net earnings (loss) per common share                   $  0.18       $ (3.31)      $  (1.31)      $  (7.29)      $   0.38
                                                       =======       =======       ========       ========       ========

Cash dividend per common share                         $  0.00       $  0.00       $   0.00       $   0.15       $   0.20
                                                       =======       =======       ========       ========       ========

Book value per common share                            $  1.56       $  1.45       $   5.07       $   5.75       $  12.83
                                                       =======       =======       ========       ========       ========



SELECTED CONSOLIDATED BALANCE SHEET DATA

                                                                   DECEMBER 31,
                                              ---------------------------------------------------------
                                                1996        1995        1994         1993         1992
                                              -------     -------     -------     --------     --------
                                                                   (In thousands)
Total assets                                  $39,669     $43,703     $85,705     $123,229     $119,075
Working capital                               $ 3,375     $ 5,978     $ 5,627     $ 30,090     $ 43,782
Long-term debt, excluding current portion     $   255     $ 4,869     $12,504     $ 43,127     $ 30,374
Stockholders' equity                          $25,270     $24,416     $37,718     $ 40,561     $ 69,101

                        BIRD CORPORATION AND SUBSIDIARIES


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

As of December 31, 1996, the Company had cash and equivalents on hand totaling $2,310,000 and total debt of approximately $2.4 million. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated, to borrow under the three year Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital").

At the end of the three year period, the Loan Agreement will be automatically renewed for successive one year periods unless terminated specifically in writing. On March 8, 1995, Fleet Capital executed the First Amendment to the Loan Agreement amending the amount of the facility to $20 million consisting of a $15 million revolving credit commitment and a $5 million term loan. Up to $5 million of the revolving credit facility can be used for letters of credit. At December 31, 1996, $1,804,000 of debt was outstanding under this agreement and letters of credit totaled $1,401,000 compared to $2,233,000 as of December 31, 1995.

Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build up of accounts receivable which may occur under sales programs offered during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of March 20, 1997, an aggregate of $7,654,000 was available to Bird under the terms of the revolving credit facility under the Loan Agreement of which $5,243,000 remains available, net of current borrowings and letter of credit utilization.

The Loan Agreement contains financial and operating covenants which, among other things, (i) require the Company to maintain prescribed levels of tangible net worth, net cash flow and working capital and (ii) place limits on the Company's capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions and disposition of assets. As of December 31, 1996, the Company was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

Interest on the revolving credit commitment under the First Amended Loan Agreement accrues at the Fleet Capital base rate (as specified in such Agreement) or the London Interbank Offering Rate ("LIBOR") plus 2 3/4% at the Company's election on all borrowings plus the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. The interest on the term loan accrues at the base rate or the LIBOR rate plus 2 3/4% at the Company's election. The interest rate on outstanding borrowings at December 31, 1996 was 8.125%. The repayment of the principal on the term loan is at the rate of $71,417 per month with a final principal payment of $1,018,000 due on November 30, 1997. Proceeds in excess of $100,000 from the sale of fixed assets may, at Fleet Capital's discretion, be applied to the outstanding principal payments of the term loan.

Net cash and equivalents decreased during fiscal 1996 by approximately $1.4 million primarily due to repayments of debt. The Company generated cash of $4.4 million from operating activities, including $2.3 million from net earnings, $2,8 million from depreciation and amortization, $1.3 million from decreased prepaid expenses, primarily offset by $1.6 million in increased liabilities unrelated to financing activities.

The Company used $1.1 million in investing activities for the period ended December 31, 1996 as compared to $47.3 million of net cash provided from investing activities for the same period in the prior year. The change is the result of approximately $50.7 million of cash proceeds from the sale of assets of the vinyl and window businesses, offset by cash used for capital expenditures and additional investments in discontinued operations aggregating approximately $4 million for the period ended December 31, 1995 compared to capital expenditures of $1.1 million for the same period in 1996.

The net cash used in financing activities changed by approximately $21.1 million from the same period in the prior year. Cash used in financing activities during 1996 was primarily due to approximately $4 million of net debt repayments as compared to 1995 when the Company had net debt repayments of approximately $24 million.

The Company believes that cash flow generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its working capital obligations, projected capital expenditures and other financing needs.


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

On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. The consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have been contaminated by leaks from an underground storage tank previously removed by the Company. On December 23, 1996, the consent order was satisfactorily closed between the ADEQ and the Company; however, the remediation work must still be completed. The Company's management believes that the remediation cost to the Company will be in the range of $200,000 to $300,000. As of December 31, 1996, the Company has a reserve of $300,000 for the estimated cost of clean-up. The Company anticipates that $250,000 will be reimbursed to the Company from the Arizona State Assurance Fund administered by the ADEQ in accordance with Arizona law and regulation.

In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $350,000 payable during 1997. At December 31, 1996, the Company has provided a reserve of $350,000 to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the cost to clean-up the groundwater. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential clean-up costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to approximately $250,000 for its estimated share of the ultimate cost of clean-up for claims arising from other such sites (without taking into account any potential indemnification or recovery from third parties).

Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 200 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At December 31, 1996, the Company has recorded a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

INSURANCE AND PRODUCT LIABILITY CLAIMS

On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird Incorporated, a wholly owned subsidiary of the Company. The complaint alleges that Bird Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of defending against the complaint. The Company has tendered the defense of the action to its insurance carriers. Several of its insurance carriers have assumed its defense. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

On June 1, 1993, Wausau commenced action in the Superior Court for Norfolk County, Massachusetts, against Bird seeking a declaratory judgment that certain built-up roofing and glass shingle claims made against Bird were not covered by liability insurance policies issued by Wausau. Bird asserts that the claims are covered and has answered the complaint. A trial is scheduled for 1998. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

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

In April 1996, the Company received a grand jury subpoena issued upon application of the United States Department of Justice, Antitrust Division, for the production of certain documents for its investigation of restraint of trade by manufacturers in the roofing industry. In addition, an executive officer and a senior manager of Bird received grand jury subpoenas to provide testimony before the grand jury.

On October 9, 1996, the United States Department of Justice, Antitrust Division advised the Company that on September 27, 1996 the Department closed its investigation without taking any action against any companies or individuals. As a result of complying with the subpoenas and otherwise cooperating with the Justice Department, the Company incurred costs of approximately $300,000.


TERMINATED MERGER AGREEMENT

On March 14, 1996, the Company signed a definitive agreement with CertainTeed Corporation ("CertainTeed"), a subsidiary of Saint-Gobain Corporation, providing for CertainTeed to acquire in a merger transaction all of the Company's outstanding common, preferred and preference shares. Subsequently, on May 10, 1996, the Company received a notice from CertainTeed that stated that CertainTeed terminated the merger agreement in accordance with its terms and allowed the related tender offer for the outstanding common and preference stock of the Company to expire without accepting any shares. The approximate cost associated with the termination of this merger agreement was $800,000.


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


1996 COMPARED WITH 1995

Earnings from continuing operations before income taxes in 1996 were $2,169,000 compared to earnings of $10,627,000 in 1995. Net sales decreased 4.1% from $54,180,000 to $51,956,000 as compared to 1995, a consequence of the sale of the Company's window fabrication and vinyl products business units which had aggregate sales of $10,575,000.

Cost of sales in 1996 as compared to 1995 decreased 8.7% from $48,007,000 to $43,840,000, primarily the result of the sale of the Company's window fabrication and vinyl products business units. Cost of sales, stated as a percentage of net sales, was 84.4% in fiscal 1996 as compared to 88.6% in fiscal 1995. Improvements in manufacturing efficiency contributed to the percentage decrease.

Selling, general and administrative ("SG&A") expenses for fiscal 1996 decreased 51.2% from $11,817,000 to $5,764,000. SG&A expenses, as stated as a percentage of sales, decreased approximately 11% from year to year. The decrease was attributable to the sale of the Company's window fabrication and vinyl products business units, reduction in corporate staffing and operating expenses and reduction in roofing plant expenses.

Other expenses in 1996 were primarily due to $806,000 of costs associated with the terminated merger agreement with CertainTeed.

Interest expense in 1996 decreased approximately 53% or $492,000 as compared to 1995. The decrease reflects a reduction of debt by use of proceeds from the sale of the Company's vinyl products and window fabrication business units.

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

Cost of sales in 1995 was $48,007,000 as compared to $136,878,000 in 1994, constituting a decrease of 64.9%. The decline was primarily a result of the sale of the Company's distribution and vinyl products business units. Cost of sales for the roofing business decreased 18.4% or $8,662,000 due primarily to decreased manufacturing costs related to a decrease in sales volume. Although the Company experienced raw material price increases in glass mat and dry felt, the cost of asphalt, along with related freight, was reduced significantly as a result of the newly constructed asphalt oxidizer, which produces asphalt saturant and coatings. The oxidizer became operational in February 1995. From November 1995 through mid-February 1996, the oxidizer was temporarily shut down for repairs as a result of a fire in the plant.

Cost of sales, stated as a percentage of net sales, was 88.6% in fiscal 1995 as compared to 81.5% in fiscal 1994. Roofing manufacturing cost of sales, as a percentage of sales, increased 1.6% from 86.2% to 87.8% in 1995. Increases in raw material costs and decreases in sales prices contributed to the percentage increase.

Selling, general and administrative ("SG&A") expenses for fiscal 1995 decreased 59% from $28,786,000 to $11,817,000. The decrease was primarily attributable to the sale of the Company's distribution and vinyl products business units. However, SG&A expenses, as a percentage of sales, increased approximately 5% from year-to-year. The increase was due primarily to amortized costs associated with the 1994 refinancing of an earlier credit agreement, additional charges related to environmental remediation and costs associated with closing the Company's corporate office. The decrease in sales in the roofing business without a corresponding decline in certain fixed costs also contributed to the increase as a percentage of sales.

Interest expense was $927,000 in 1995 as compared to $4,782,000 in 1994, an 80.6% decrease. The decrease resulted from the reduction of debt which occurred through the use of proceeds from the sale of the vinyl products and distribution business units.

The gain on disposal of businesses in 1995 reflects the gain of $20,579,000 on the sale of the vinyl manufacturing business offset by the loss of $1,959,000 on the sale of the window fabrication business and a charge of $1,500,000 for costs associated with the Company's employee benefit plans and future product liability claims, both related to former roofing operations. The fiscal 1994 gain on disposal of businesses reflects primarily the gain of $2,727,000 on the sale of all of the Company's building materials distribution businesses reduced by the loss of $1,261,000 on the sale of the Company's 40% interest in Mid-South Building Supply, Inc.

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

During the second quarter of 1995, the Company's remaining investment in BEGCI of $8.6 million was written-off to discontinued operations and a $3 million reserve was established for additional costs associated with the closure and disposition of the facility (see Note 9 to Consolidated Financial Statements). In November 1995, the Company caused the sale of all the outstanding capital stock of BEGCI to GTS Duratek, Inc. for a purchase price of $1.00. Of the $3 million reserve established in the second quarter of 1995, $2,050,000 was utilized, while $650,000 remained at December 31, 1995 for future claims against discontinued operations.

In connection with the Board of Director's 1994 decision to withdraw from the "off-site" environmental business and the Company's agreement on June 18, 1994 to cause the sale of its shares in BEGCI to the minority stockholders on or before February 28, 1995, subject to financing, the Company reclassified the environmental business results as discontinued operations as of June 30, 1994 and adjusted the book value associated with BEGCI, resulting in an aggregate charge for the twelve months ended December 31, 1994 of $11,586,000.

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



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



ITEM 11.  EXECUTIVE COMPENSATION



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by Items 10, 11, 12 and 13 (except the information on executive officers) is included in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders which will be filed with the Commission by April 30, 1997 and which is incorporated herein by reference. Information on executive officers, required by Item 10, is included in PART I of this report under the heading "Executive Officers of the Registrant".


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K

(a) An Index of Financial Statements and Schedules is on page F1 of this report. The Exhibit Index is on pages 22 through 27 of this report.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

(d) Financial Statements of Kensington Partners are on Page F30 through F52 of this report.

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

10(w) Stock Purchase Agreement dated as of November 29, 1995 by and among Bird Environmental Gulf Coast, Inc., Bird Environmental
                  Technologies, Inc., Bird Corporation, GTS Duratek,Inc. and
                  GTSD Sub II, Inc. (Filed as Exhibit 10(w) to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10(x)             Amended Glass Mat Supply Agreement dated as of December 1,
                  1995 between the Company, Flintkote Company and Genstar
                  Roofing Company, Inc. (Filed as Exhibit 10(x) to the Company's report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)

10(y)             Agreement and Plan of Merger by and among CertainTeed
                  Corporation, BI Expansion Corporation and Bird Corporation
                  dated as of March 14, 1996. (Filed as Exhibit 10(y) to the Company's
                  report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.)


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

28                Annual report on Form 11-K of the Bird Employees' Savings and
                  Profit Sharing Plan for the fiscal year ended December 31, 1996. (To be filed by amendment.)


* Indicates management contract or compensatory plan or arrangement

                                POWER OF ATTORNEY


         We, the undersigned officers and Directors of Bird Corporation, hereby severally constitute and appoint Richard C. Maloof and Frank S. Anthony, and each of them severally, our true and lawful attorneys or attorney, with full power to them and each of them to execute for us, and in our names in the capacities indicated below, and to file with the Securities and Exchange Commission the Annual Report on Form 10-K of Bird Corporation, for the fiscal year ended December 31, 1996, and any and all amendments thereto.

         IN WITNESS WHEREOF, we have signed this Power of Attorney in the capacities indicated on February 25, 1997.


Principal Executive Officer:



/s/ Richard C. Maloof               President, Director and
-----------------------------       Chief Operating Officer
Richard C. Maloof



Principal Accounting Officer:



/s/ Donald L. Sloper, Jr.           Corporate Controller
-----------------------------
Donald L. Sloper, Jr.



                                    Directors



/s/ Robert P. Bass, Jr.                              /s/ Francis J. Dunleavy
-----------------------------                        ---------------------------
Robert P. Bass, Jr.                                  Francis J. Dunleavy



/s/ Charles S. Bird, Jr.                             /s/ R. Keith Long
-----------------------------                        ---------------------------
Charles S. Bird, Jr.                                 R. Keith Long



/s/ Antonio J. Lorusso, Jr.                          /s/ Joseph D. Vecchiolla
-----------------------------                        ---------------------------
Antonio J. Lorusso, Jr.                              Joseph D. Vecchiolla



/s/ Loren R. Watts
-----------------------------
Loren R. Watts

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 BIRD CORPORATION
                                                 (Registrant)



                                                 By /s/ Richard C.Maloof
                                                   -----------------------------
                                                 Richard C. Maloof
                                                 President, COO


                                                 March 27, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                       TITLE                          DATE
    ---------                       -----                          ----
/s/ Richard C. Maloof         President, Director,            March 27, 1997
--------------------------     and COO (Principal
RICHARD C. MALOOF               Executive Officer)




/s/ Donald L. Sloper, Jr.     Corporate Controller            March 27,1997
--------------------------     (Principal Accounting
DONALD L. SLOPER, JR.           Officer)




            *
--------------------------    Director                        March 27, 1997
JOSEPH D. VECCHIOLLA

                                   SIGNATURES
                                   (continued)

            *
--------------------------    Director                        March 27, 1997
ROBERT P. BASS, JR.




            *
--------------------------    Director                        March 27, 1997
CHARLES S. BIRD, JR.




            *
--------------------------    Director                        March 27, 1997
FRANCIS J. DUNLEAVY




            *
--------------------------    Director                        March 27, 1997
ANTONIO J. LORUSSO, JR.




            *
--------------------------    Director                        March 27, 1997
R. KEITH LONG





            *
--------------------------    Director                        March 27, 1997
LOREN R. WATTS




                               *  By /s/ Frank S. Anthony
                                     -----------------------------------
                                         Frank S. Anthony as
                                         Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K



                             ITEM 14 (a) (1) AND (2)


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                          YEAR ENDED DECEMBER 31, 1996



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


Consolidated Financial Statements:                                   Page

         Reports of independent accountants........................    F2

         Balance sheets at December 31, 1996 and 1995..............    F4

         Statements of operations for each of the three years in
          the period ended December 31, 1996.......................    F6

         Statements of stockholders' equity for each of the three
          years in the period ended December 31, 1996..............    F7

         Statements of cash flows for each of the
          three years in the period ended December 31, 1996........    F8

         Notes to consolidated financial statements................    F9


The following consolidated financial statement schedules of Bird Corporation and its subsidiaries are included in Item 14(a)(2) and should be read in conjunction with the financial statements included herein:


         Schedule II  - Valuation and qualifying accounts..........    F29


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


                                       F1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Bird Corporation

         We have audited the consolidated balance sheets of Bird Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Kensington Partners, which statements reflect total net sales of $24.2 million and net losses of $5.3 million for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Kensington Partners, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements listed in the index appearing under Item 14(a) and (2) on Page F-1 present fairly, in all material respects, the financial position of Bird Corporation and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/Price Waterhouse LLP
Boston, Massachusetts

February 20, 1997


                                       F2

                          INDEPENDENT AUDITORS' REPORT



To the Partners
Kensington Partners and Affiliate
Leechburg, Pennsylvania

         We have audited the combined balance sheet (presented elsewhere herein) of Kensington Partners and Affiliate (Joint Venture Partnerships) as of December 31, 1994 and the related combined statements of operations and partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Kensington Partners and Affiliate as of December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Kensington partners and Affiliate will continue as going concerns. As discussed in Note 2 to the financial statements, the Companies have incurred significant operating losses and current liabilities exceed current assets. Those conditions, among others, raise substantial doubt about the Companies' ability to continue as going concerns. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania


February 10, 1995


                                       F3

                        BIRD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                                   DECEMBER 31,
                                                              1996             1995
                                                             -------          -------
ASSETS

Current Assets:
   Cash and equivalents                                      $ 2,310          $ 3,679
   Accounts and notes receivable, less
     allowances - $150 in 1996
     and $153 in 1995                                          5,191            5,461
   Inventories                                                 5,273            4,701
   Refundable income taxes                                         0            1,021
   Prepaid expenses and other assets                             784            1,157
   Deferred income taxes                                         435              435
                                                             -------          -------
                               Total current assets           13,993           16,454
                                                             -------          -------
Property, Plant and Equipment:
   Land and land improvements                                  3,099            2,810
   Buildings                                                   6,936            7,184
   Machinery and equipment                                    30,455           28,980
   Construction in progress                                      255              672
                                                             -------          -------
                                                              40,745           39,646

   Less - Depreciation and amortization                       18,805           16,127
                                                             -------          -------
                                                              21,940           23,519
                                                             -------          -------

Deferred income taxes                                          3,631            3,631
Other assets                                                     105               99
                                                             -------          -------
                                                             $39,669          $43,703
                                                             =======          =======


See accompanying notes to consolidated financial statements.


                                       F4

                        BIRD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                                        DECEMBER 31,
                                                                    1996               1995
                                                                  --------           --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                               $  2,144           $  3,394
   Accrued expenses                                                  6,214              5,881
   Long-term debt, portion due within one year                       2,177              1,113
   Retirement plan contributions payable                                83                 88
                                                                  --------           --------
                               Total current liabilities            10,618             10,476

Long-term debt, portion due after one year                             255              4,869
Other liabilities                                                    3,526              3,942

                                                                  --------           --------
   Total liabilities                                                14,399             19,287
                                                                  --------           --------

STOCKHOLDERS' EQUITY
   5% cumulative preferred stock, par
     value $100. Authorized 15,000 shares;
     issued 5,820 shares in 1996 and 1995
     (liquidating preference $110 per share,
     aggregating $640,000)                                             582                582

   Preference stock, par value $1. Authorized
     1,500,000 shares; issued 814,300 shares
     of $1.85 cumulative convertible preference
     stock in 1996 and 1995(liquidating value $20
     per share, aggregating $16,286,000)                               814                814

   Common stock, par value $1. Authorized
     15,000,000 shares; 4,414,991 shares issued
     in 1996 and 4,395,162 shares issued in 1995                     4,415              4,395
   Other capital                                                    27,436             27,362
   Retained earnings (deficit)                                      (4,986)            (5,746)
                                                                  --------           --------
                                                                    28,261             27,407

   Less -
     Treasury stock, at cost, Common stock:
       275,102 shares in 1996 and 275,100
       shares in 1995                                               (2,991)            (2,991)

                                                                  --------           --------
                                                                    25,270             24,416
                                                                  --------           --------
   COMMITMENTS AND CONTINGENCIES (NOTE 11)

                                                                  $ 39,669           $ 43,703
                                                                  ========           ========


See accompanying notes to consolidated financial statements.


                                      F5

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       Year Ended December 31,
                                                               1996             1995             1994
                                                           -----------      -----------      -----------
Net sales                                                  $    51,956      $    54,180      $   167,886
                                                           -----------      -----------      -----------

Costs and expenses:
  Cost of sales                                                 43,840           48,007          136,878
  Selling, general and administrative expense                    5,764           11,817           28,786
  Equity losses from partnership                                     0              372            4,680
  Other expense, net                                               667                0                0
  Interest expense                                                 435              927            4,782
  Gain on disposal of businesses                                  (919)         (17,570)          (1,313)
                                                           -----------      -----------      -----------
    Total costs and expenses                                    49,787           43,553          173,813
                                                           -----------      -----------      -----------

Earnings (loss) from continuing
  operations before income taxes                                 2,169           10,627           (5,927)

Provision (benefit) for income taxes                                 0           11,424           (7,010)
                                                           -----------      -----------      -----------

Earnings (loss) from continuing operations                       2,169             (797)           1,083
                                                           -----------      -----------      -----------

Discontinued operations (Note 9):
  Income from operations of discontinued
   businesses, net of taxes                                          0                0            1,245
  Income (loss) on disposal of environmental business,
   net of taxes                                                    134          (11,252)          (6,011)
                                                           -----------      -----------      -----------
  Net income (loss) from discontinued operations                   134          (11,252)          (4,766)
                                                           -----------      -----------      -----------

Net earnings (loss) before dividends                             2,303          (12,049)          (3,683)
Preferred and preference stock
  cumulative dividends                                           1,536            1,536            1,536
Net earnings (loss) applicable to common
                                                           ===========      ===========      ===========
  stockholders                                             $       767       $  (13,585)      $   (5,219)
                                                           ===========      ===========      ===========

Primary earnings (loss) per common share:
  Continuing operations                                    $      0.15       $    (0.57)      $    (0.11)
  Discontinued operations                                         0.03            (2.74)           (1.20)
                                                           ===========      ===========      ===========
Net earnings (loss) after dividends                        $      0.18       $    (3.31)      $    (1.31)
                                                           ===========      ===========      ===========

Fully diluted earnings (loss) per common share:
  Continuing operations                                    $      0.15       $    (0.57)      $    (0.11)
  Discontinued operations                                         0.03            (2.74)           (1.20)
                                                           ===========      ===========      ===========
Net earnings (loss) after dividends                        $      0.18       $    (3.31)      $    (1.31)
                                                           ===========      ===========      ===========

Average number of shares used in earnings
  per share computations                                     4,146,888        4,104,965        3,992,251
                                                           ===========      ===========      ===========


See accompanying notes to consolidated financial statements.


                                       F6

                        BIRD CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       $1.85
                                                       5%            CUMULATIVE
                                                   CUMULATIVE        CONVERTIBLE
                                                    PREFERRED        PREFERENCE          COMMON             OTHER
                                                      STOCK             STOCK             STOCK             CAPITAL
                                                      -----             -----             ------            --------
Balance December 31, 1993                             $ 582             $ 814             $4,291            $ 26,456

Net loss
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share
Common stock issued as
  compensation - 1,426 shares                                                                  1                  14
Common stock issued for contributions to
 employees' saving plan - 12,439 shares                                                       13                 110
Common stock issued upon exercise
 of stock options - 69,750 shares common
 and 15,000 shares treasury                                                                   70                 609
Purchase of 248 shares of common stock
L.T.Incentive forfeitures - 125,145 shares
Common stock from distribution
 business - 916 shares                                                                                            (6)
Amortization of unearned compensation
Cumulative foreign currency translation                                                                           52
                                                      -----             -----             ------            --------
Balance December 31, 1994                               582               814              4,375              27,235

Net loss
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share
 $1.85 cumulative
  convertible preference stock -
  $1.85 per share
Common stock issued as
  compensation - 200 shares                                                                                        1
Common stock issued for contributions to
 employees' saving plan - 17,783 shares                                                       18                 112
Common stock issued upon exercise
 of stock options - 2,000 shares common                                                        2                  14
Amortization of unearned compensation
                                                      -----             -----             ------            --------
Balance December 31, 1995                               582               814              4,395              27,362

Net earnings
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share
 $1.85 cumulative
  convertible preference stock -
  $1.85 per share
Common stock issued for contributions to
 employees' saving plan - 19,829 shares                                                       20                  74
                                                      -----             -----             ------            --------
Balance December 31, 1996                             $ 582             $ 814             $4,415            $ 27,436
                                                      =====             =====             ======            ========

                                                      RETAINED             COMMON                                 TOTAL
                                                      EARNINGS            STOCK IN           UNEARNED          STOCKHOLDERS'
                                                      (DEFICIT)           TREASURY         COMPENSATION           EQUITY
                                                      ---------           --------         ------------           ------
Balance December 31, 1993                             $ 11,551             ($2,179)            ($954)            $ 40,561

Net loss                                                (3,683)                                                    (3,683)
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share                                   (8)                                                        (8)
Common stock issued as
  compensation - 1,426 shares                                                                                          15
Common stock issued for contributions to
 employees' saving plan - 12,439 shares                                                                               123
Common stock issued upon exercise
 of stock options - 69,750 shares common
 and 15,000 shares treasury                                                    109                                    788
Purchase of 248 shares of common stock                                          (3)                                    (3)
L.T.Incentive forfeitures - 125,145 shares                                    (910)              910                    0
Common stock from distribution
 business - 916 shares                                                          (8)                                   (14)
Amortization of unearned compensation                                                           (113)                (113)
Cumulative foreign currency translation                                                                                52
                                                      --------             -------             -----             --------
Balance December 31, 1994                                7,860              (2,991)             (157)              37,718

Net loss                                               (12,049)                                                   (12,049)
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share                                  (51)                                                       (51)
 $1.85 cumulative
  convertible preference stock -
  $1.85 per share                                       (1,506)                                                    (1,506)
Common stock issued as
  compensation - 200 shares                                                                                             1
Common stock issued for contributions to
 employees' saving plan - 17,783 shares                                                                               130
Common stock issued upon exercise
 of stock options - 2,000 shares common                                                                                16
Amortization of unearned compensation                                                            157                  157
                                                      --------             -------             -----             --------
Balance December 31, 1995                               (5,746)             (2,991)                0               24,416

Net earnings                                             2,303                                                      2,303
Cash dividends declared:
 5% cumulative preferred
  stock - $1.25 per share                                  (37)                                                       (37)
 $1.85 cumulative
  convertible preference stock -
  $1.85 per share                                       (1,506)                                                    (1,506)
Common stock issued for contributions to
 employees' saving plan - 19,829 shares                                                                                94

                                                      --------             -------             -----             --------
Balance December 31, 1996                             ($ 4,986)            ($2,991)            $   0             $ 25,270
                                                      ========             =======             =====             ========


See accompanying notes to consolidated financial statements.


                                       F7

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                Year Ended December 31,
(Brackets denote cash outflows)                            1996          1995           1994
                                                         --------      --------      ---------
Cash flow provided (used) by operations:
Net earnings (loss)                                      $  2,303      ($12,049)     ($  3,683)
Adjustments to reconcile to net
 cash provided by operations:
   Depreciation and amortization                            2,817         2,861          4,317
   Provision for losses on accounts receivable                  0            26            905
   Deferred income taxes                                        0        11,304        (10,172)
   Gain on sale of vinyl business                               0       (20,579)             0
   Loss on sale of window business                              0         1,959              0
   Gain on sale of distribution business                        0             0         (1,466)
   Loss (gain) on disposal of environmental business         (134)       11,252          9,747
Changes in balance sheet items:
   Accounts receivable                                        270         3,120         (2,841)
   Inventories                                               (572)       (2,664)         1,423
   Prepaid expenses                                         1,286           712            203
   Liabilities not related to financing activities         (1,587)      (14,325)        (6,867)
   Liquidation reserve                                          0             0         (5,398)
   Other assets                                                (6)          128          2,230
                                                         --------      --------      ---------
Cash flow provided (used) by operations:                    4,377       (18,255)       (11,602)
                                                         --------      --------      ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment            (1,130)       (1,590)       (10,614)
   Proceeds from disposal of assets                             0        50,680         31,296
   Additional investments in discontinued operations            0        (2,402)             0
   Other investments                                            0           651         (1,277)
                                                         --------      --------      ---------

Net cash provided (used) in investing activities           (1,130)       47,339         19,405
                                                         --------      --------      ---------

Cash flows from financing activities:
   Debt proceeds                                            9,445        16,627        159,139
   Debt repayments                                        (12,996)      (40,942)      (175,091)
   Dividends paid                                          (1,159)       (1,558)            (8)
   Other equity changes                                        94           147            960
                                                         --------      --------      ---------

Net cash used by financing activities                      (4,616)      (25,726)       (15,000)
                                                         --------      --------      ---------

Net increase (decrease) in cash and equivalents            (1,369)        3,358         (7,197)
Cash and equivalents at beginning of year                   3,679           321          7,518
                                                         --------      --------      ---------

Cash and equivalents at end of year                      $  2,310      $  3,679      $     321
                                                         ========      ========      =========

Supplemental Disclosures:
Cash paid during the year for:
   Interest                                              $    498      $  1,501      $   4,811
   Income taxes                                          $      0      $  1,170      $     363

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


BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bird Corporation and its majority-owned subsidiaries (the "Company"). All material intercompany activity has been eliminated from the financial statements. Investments in less than majority-owned companies are accounted for by the equity method. Certain prior year amounts have been reclassified to conform with the 1996 presentation.


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


CONCENTRATION OF RISK AND MAJOR CUSTOMERS

The Company is dependent upon the economy in the northeastern United States and sells its products primarily to independent wholesalers and building material retailers for resale primarily to roofing contractors. One customer accounted for slightly more than 15% and 10% of the Company's gross sales during 1996 and 1995, respectively.

The principal raw materials used in the manufacture of asphalt roofing products are fiberglass mat, asphalt saturants and coatings and crushed granules. The Company's requirements for fiberglass mat are met primarily with one vendor under an agreement which expires December 31, 1999 with an option to extend for an additional two years. Fiberglass mat is also generally available in adequate quantities from a number of outside suppliers. The Company has a raw material processing agreement with a company whose President is also a


                                       F9

Director of Bird Corporation. The Company's purchases from this related party amounted to $1,817,000 in 1996, $1,619,000 in 1995, and $2,191,000 in 1994.
Management believes that amounts paid were equivalent to those that would be paid under an arm's length transaction. At December 31, 1996 and 1995 amounts due to this Company totaled $268,000 and $194,000, respectively.


REVENUE RECOGNITION

The Company recognizes revenue when products are shipped or services are performed.


CASH AND EQUIVALENTS

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company invests its excess cash in a money market account that is subject to minimal credit and market risk. At December 31, 1996, cash and equivalents include $2,004,000 in a money market investment recorded at cost which approximates fair market value.


INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined for a large portion of the inventories by the last-in, first-out (LIFO) method computed using the dollar value method for natural business unit pools. The cost of the remaining inventories is determined on a first-in, first-out (FIFO) basis.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation has been provided in the financial statements primarily on the straight-line method at rates, based on reasonable estimates of useful lives, which fall within the following ranges for major asset classifications:

--------------------------------------------------------------------------------
Land improvements                                         10 to 20 years
Buildings                                                 20 to 25 years
Machinery and equipment                                    5 to 13 years
--------------------------------------------------------------------------------

Deprecation expense for continuing operations for 1996, 1995 and 1994 amounted to $2,709,000, $2,831,000 and $3,644,000, respectively. Maintenance, repairs and minor renewals are charged to earnings in the year in which the expense is incurred. Additions, improvements and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, are removed from the accounts, and any gain or loss on disposition is credited or charged to earnings.


                                      F10

RETIREMENT PLANS

The Company has a defined contribution plan covering substantially all eligible non-union salaried and non-union hourly employees. Annual contributions are made to the plan based on rates identified in the plan agreement.


ADVERTISING

Advertising costs are charged to operations when incurred. The Company did not incur any costs associated with direct response advertising in 1996, 1995 and 1994, and there were no capitalized advertising costs at December 31, 1996 and 1995. Advertising expense for 1996, 1995 and 1994 was $485,000, $503,000 and
$1,023,000, respectively.


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


ENVIRONMENTAL MATTERS

The Company records a liability for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on the available evidence and site assessments. If an amount is likely to fall within a range and no single amount within that range can be determined to be a better estimate, the minimum amount of the range is recorded. If there are other participants and the liability is joint and several, the financial stability of the other participants is considered in determining the Company's accrual. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. In addition, the liability excludes claims for recoveries from insurance companies and other third parties until such claims for recoveries are probable of realization at which point they would be classified separately as a receivable.


WARRANTY COSTS

The Company warrants under certain circumstances that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each product, ranges from twenty to forty years, is generally for the material cost and requires the owner to meet specific criteria such as proof of purchase. The Company offers the original manufacturer's warranty only as part of the original sale and at no additional cost to the


                                      F11
customer. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.


STOCK COMPENSATION

The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation".


2.   INVENTORIES

The percentages of inventories valued on the LIFO method was 98% at December 31, 1996 and 1995. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table (in thousands) presents these components on a current cost basis with the LIFO reserve shown as a reduction.

                                                           December 31,
                                                     1996                 1995
                                                    ------                ------
Current Costs:
 Raw materials                                      $1,378                $1,202
 Finished goods                                      4,093                 4,217
                                                    ------                ------
                                                     5,471                 5,419
 Less LIFO reserve                                     198                   718
                                                    ------                ------
                                                    $5,273                $4,701
                                                    ======                ======


3.   DEBT

At December 31, the Company's borrowings and debt obligations are summarized as follows (in thousands):

                                                        1996               1995
                                                       ------             ------
Long Term Debt:
 Term Loan                                             $1,804             $5,000
 Obligations under capital leases                         628                982
                                                       ------             ------
                                                        2,432              5,982
 Less - portion due within                              2,177              1,113
                                                       ------             ------
        one year                                       $  255             $4,869
                                                       ======             ======


The Company's external financing needs are augmented by its ability to borrow under the three year Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 with Fleet Capital Corporation ("Fleet Capital"). At the end of the three year period, the Loan Agreement will be automatically renewed for successive one year periods unless terminated specifically in writing. On March 8, 1995, Fleet Capital executed the First Amendment to the Loan Agreement amending the amount of the facility to $20 million consisting of a $15


                                      F12
million revolving credit commitment and a $5 million term loan. Up to $5 million of the revolving credit facility can be used for letters of credit. At December 31, 1996, letters of credit totaled $1,401,000 compared to $2,233,000 as of December 31, 1995.

Borrowings by Bird Incorporated under the Loan Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory which are pledged to the lender. During the period January 1 through April 30, the Loan Agreement provides a $2 million over advance on accounts receivable and inventories in order to assist the Company in assuring adequate funding of any seasonal build up of accounts receivable which may occur under sales programs offered during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of March 20, 1997, an aggregate of $7,654,000 was available to Bird under the terms of the revolving credit facility under the Loan Agreement of which $5,243,000 remains available, net of current borrowings and letter of credit utilization.

The Loan Agreement contains financial and operating covenants which, among other things, (i) require the Company to maintain prescribed levels of tangible net worth, net cash flow and working capital and (ii) place limits on the Company's capital expenditures. The Loan Agreement also contains restrictions on indebtedness, liens, investments, distributions (including payment of common and preference dividends), mergers, acquisitions and disposition of assets. As of December 31, 1996, the Company was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

Interest on the revolving credit commitment under the First Amended Loan Agreement accrues at the Fleet Capital base rate (as specified in such Agreement) or the London Interbank Offering Rate ("LIBOR") plus 2 3/4% at the Company's election on all borrowings plus the greater of $25,000 per annum or 1/4% on any unused portion of the commitment payable monthly in arrears. The interest on the term loan accrues at the base rate or the LIBOR rate plus 2 3/4% at the Company's election. The interest rate on outstanding borrowings at December 31, 1996 was 8.125%. The repayment of the principal on the term loan is at the rate of $71,417 per month with a final principal payment of $1,018,000 due on November 30, 1997. Proceeds in excess of $100,000 from the sale of fixed assets may, at Fleet Capital's discretion, be applied to the outstanding principal payments of the term loan.

The weighted average interest rates on short term borrowings at December 31, 1996 and December 31, 1995 were 8.25% and 9.74%, respectively. The fair value of the Company's total debt approximated the carrying value at December 31, 1996 and 1995, respectively. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.


                                      F13

Maturities of long-term debt for each of the five years subsequent to December 31, 1996 are as follows:

1997 - $2,177,000; 1998 - $255,000; Thereafter - None. The Company incurred net interest expense of $435,000 in 1996, $927,000 in 1995 and $4,782,000 in 1994
(net of $257,000 capitalized interest).



4.       INCOME TAXES

Earnings (loss) from continuing operations before income taxes and the provision(benefit) for income taxes are shown below (in thousands):


                                               Year Ended December 31,
                                               -----------------------
                                      1996              1995              1994
                                    -------          --------           -------
Earnings (loss) from
 continuing operations
 before income taxes:               $ 2,169          $ 10,627           $(5,927)
                                    =======          ========           =======


Provision (benefit) for
 continuing operations:
  Currently payable                 $     0          $    120           $   200
  Deferred                                0            11,304            (7,210)
                                    -------          --------           -------
                                    $     0          $ 11,424           $(7,010)
                                    =======          ========           =======


The provision (benefit) for income taxes on continuing operations varied from the U.S. federal statutory rate for the following reasons:

                                        1996             1995             1994
                                       ------           ------           ------
Continuing operations:
U.S. federal statutory rate              34.0%            34.0%           (34.0%)
State income taxes, net                   0.0              7.3             (6.5)
Corporate owned life insurance           (7.0)             2.5             (9.9)
Effect of valuation allowance           (28.4)            63.7            (67.5)
Other                                     1.4              0.0             (0.4)
                                       ------           ------           ------
                                          0.0%           107.5%          (118.3%)
                                       ======           ======           ------


The net benefit for income taxes related to discontinued operations amounted to $2,962,000 for 1994.


                                      F14

The deferred income tax asset recorded in the consolidated balance sheet results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset at December 31, 1996 and 1995 is as follows (in thousands):

                                                       1996              1995
                                                     --------          --------
Deferred tax assets:
         Compensation/pension accruals               $    641          $    648
         Net operating loss carryover                  17,716            14,810
         Investment tax credit carryover                1,136             1,233
         Minimum tax credit carryover                   1,091             1,091
         Other reserves & accruals                      1,789             2,506
         Other                                          1,053               782
                                                     --------          --------
                  Total deferred tax assets            23,426            21,070


Deferred tax liabilities:
         Depreciation                                  (2,141)           (1,942)
                                                     --------          --------

Net deferred tax asset before
  valuation reserve                                    21,285            19,128

Less:  Valuation reserve                              (17,219)          (15,062)
                                                     --------          --------
Net deferred tax asset                               $  4,066          $  4,066
                                                     ========          ========


The Company has available for federal income tax purposes unused net operating loss and investment tax credit carryforwards, which may provide future tax benefits, expiring as follows (in thousands):

           Year of                       Net                   Investment
         Expiration                 Operating Loss             Tax Credit
         ----------                 --------------             ----------
            1997                            0                      317
            1998                            0                      135
            1999                            0                      212
            2000                            0                      297
            2001                            0                      175
            2002                          138                        0
            2008                        9,898                        0
            2009                       16,122                        0
            2010                       15,735                        0
            2011                          416                        0
                                      -------                   ------
                                      $42,309                   $1,136
                                      =======                   ======

Additionally, for federal income tax purposes, at December 31, 1996 the Company had available for carryforward minimum tax credits with no expiration aggregating $1,091,000. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carryforwards, including certain unrealized built-in losses, which can be utilized for regular and alternative minimum tax purposes.

                                       F15

At December 31, 1996 the Company's net deferred tax asset is approximately $21.3 million less a valuation reserve of $17.2 million which was determined based upon the Company's review of all available evidence including projections of future taxable income. The Company expects to be profitable and with other tax planning strategies expects to generate future taxable income. Realization of the $4,066,000 net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.


5.       STOCKHOLDERS' EQUITY

The $1.85 cumulative convertible preference stock is redeemable, in whole or in part, at the option of the Company, at a redemption price of $20.00 per share. The convertible preference stock has a liquidation value of $20.00 per share and is convertible at the option of the holder into common stock of the Company at a conversation price of $22.25 per share, subject to adjustment in certain events. Dividends are cumulative from the date of issue and are payable quarterly. There are five preference dividends in arrears. The Company has the option to redeem the convertible preference stock. The Company's 5% cumulative preferred stock ranks senior to the convertible preference stock as to dividends and upon liquidation.

On June 18, 1992, the Company announced that its Board of Directors authorized it to buy back, on the open market or in privately negotiated transactions, up to 400,000 of its outstanding shares of common stock at prices available from time to time that the Company deems attractive. Since this announcement, the Company has repurchased 97,619 shares.

The Company is prohibited from purchasing its common stock as long as dividends on the convertible preference stock are in arrears. Under the 1992 Stock Option Plan described in Note 6, 931,325 shares of common stock are reserved for issuance upon exercise of options and stock appreciation rights at December 31, 1996.

Restrictions on the payment of dividends on common and preference stock are imposed by the terms of the Loan Agreement dated November 30, 1994. Payment of dividends on the preferred stock are permitted under the Loan Agreement. As of December 31, 1996, all dividends on the preferred stock have been declared and paid in full. Dividends are in arrears on the preference stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996. Dividends on the preference stock must be paid in full before any dividends could be declared and paid on the common stock. The quarterly dividends on the preference stock due February 15, August 15, and November 15, 1996 in the aggregate amount of $1,130,000 have, with the consent of Fleet Capital, been declared and paid in full. The quarterly dividend on the preference stock due February 15, 1997 has been declared and will be paid when due.

                                      F16

6.       EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company's "Bird Employees' Savings and Profit Sharing Plan" provides for a defined base contribution and profit sharing and savings contributions.

DEFINED BASE CONTRIBUTION

The Company contributes annually 2% of plan participants' basic compensation. Vesting accrues at 20% per year of service. Contributions for continuing operations for the years ended December 31, 1996, 1995, and 1994 amounted to $64,000, $72,000, and $203,000, respectively.

PROFIT SHARING CONTRIBUTION

Profit sharing contributions are made annually, if earned, based upon certain defined levels of return on equity by the Company and its business units. The distribution of the contribution to the plan's participants is based upon annual basic compensation. No profit sharing contributions were earned for 1996, 1995 or 1994.

SAVINGS CONTRIBUTION

The Company's savings plan provides that eligible employees may contribute to the plan any whole percentage of their basic compensation varying from 2 to 15%. The Company may make discretionary matching contributions not exceeding 6% of the participant's basic compensation during the plan year. Such matching Company contributions are invested in shares of the Company's common stock. The Company's contributions for continuing operations for the years ended December 31, 1996, 1995, and 1994 amounted to $91,000, $124,000, and $142,000, respectively.

POST RETIREMENT BENEFITS

Certain health care and life insurance benefits are provided for substantially all of the Company's retired employees, except those covered under union plans. Benefits are provided by the payment of premiums for life insurance benefits and the reimbursement for eligible employees of a portion of their health care premiums. The Company's cost for the years 1996, 1995, and 1994 amounted to $71,000, $66,000, and $79,000, respectively.

EMPLOYEE INCENTIVE PLANS

Under the 1982 Stock Option Plan, as amended, options to purchase up to 900,000 shares of the Company's common stock may be granted to officers, directors and key employees upon terms and conditions determined by a committee of the Board of Directors which administers the plan. In 1993, the Company adopted a new stock option plan which allows the issuance of up to 450,000 stock options in addition to the unissued shares approved for issuance under the 1982 plan. The new plan will expire in 2002 and no further options will be granted under


                                      F17
the former plan. A Non-Employee Directors' Stock Option Plan was also adopted in 1993 which will automatically provide grants of options to each non-employee director serving on the Board of Directors at the time of such grant. Each annual grant will cover 2,500 shares of common stock and any recipient may not receive option grants exceeding a total of 30,000 shares. An aggregate of 100,000 shares of common stock are available for grants under the Non-Employee Directors' Stock Option Plan.

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

In tandem with the stock options there are 8,000 stock appreciation rights at December 31, 1996.

Transactions involving the Stock Option Plan are summarized as follows for the years ended December 31, 1996 and 1995:

                                                                                1996                                  1995
                                                                           Weighted Average                     Weighted Average
                                                           Shares           Exercise Price       Shares          Exercise Price
                                                           ------           --------------       ------          --------------
     Outstanding beginning of year                         438,100             $10.40             500,650             $10.91
     Granted                                               171,500             $ 4.35              65,000             $ 7.78
     Exercised                                                   0                 --              (2,000)            $ 5.00
     Forfeited                                             (51,500)            $10.58            (125,550)            $11.15
     Expired                                               (11,800)            $ 8.75                   0                 --
     Outstanding end of year                               546,300             $ 8.52             438,100             $10.40
     Options exercisable at end of year                    168,100             $10.00             186,300             $10.70

     Weighted average fair value of options
       granted during the year (exercise price
       equals market price)                                                    $ 2.67                                 $ 4.52


                                      F18

The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                      Range of Exercise Prices
                                                                      ------------------------
                                                              $4.13 - $6.13     $8.13 - $10.75   $11.00 - $17.50
                                                              -------------     --------------   ---------------

Number outstanding at 12/31/96                                   192,200            209,100         145,000
Weighted Average Remaining Contractual Life                      6.6 years          4.8 years       3.0 years
Weighted Average Exercise Price                                  $4.52              $9.31           $12.73
Number Exercisable at 12/31/96                                   20,700             102,100         45,300
Weighted Average Exercise Price                                  $5.86              $9.33           $13.38



Had the Company elected to recognize compensation cost based on the fair value of options granted in years beginning after December 31, 1994, at grant date as prescribed by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," issued in October 1995, net income and earning per share would have been reduced to the pro forma amounts indicated below:

                                                   (In thousands, except per share amounts)
                                                   ----------------------------------------
                                                           1996                1995
                                                           ----                ----
     Net income (loss) - as reported                    $      767          $  (13,585)
     Net income (loss) - pro forma                      $      600          $  (13,650)

     Earnings (loss) per share - as reported            $     0.18          $    (3.31)
     Earnings (loss) per share - pro forma              $     0.14          $    (3.33)



The assumptions and methods used in estimating the fair value at the grant date of options granted are listed below:

                                                          Grant Year
                                                          ----------
                                                    1996              1995
                                                    ----              ----
Expected Volatility of Share Price                  46%                43%
Dividend Yield                                      --                 --
Interest Rate                                       6.8%               7.0%
Expected Life                                       7.7 years          7.3 years
Valuation Methodology                               Black-Scholes Option Pricing Model


Because the determination of the fair value of all options granted includes vesting periods over several years and additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future periods.


                                      F19

LONG TERM INCENTIVE COMPENSATION

Under the terms of a Long Term Incentive Compensation Plan, certain officers and key management employees received common stock of the Company on a restricted time lapse grant basis. These shares were to be released from escrow and delivered to the plan's participants when the market price of the Company's common stock achieved certain designated levels between $12 and $24 per share for 30 consecutive days prior to June 28, 1994 or in any event if the participant has remained in the continuous employ of the Company through June 2003. Certain market prices were achieved and maintained for the required 30-day period during 1994; therefore, 40,670 shares of the Company's common stock were released in June of 1994 to the plan's participants. Additionally, 30,000 shares were released to the former Chief Executive Officer in 1994 as part of his Termination Agreement. As a result of his termination and the termination of certain other officer and key management personnel during 1994, 125,145 shares of restricted stock valued at $910,000 were forfeited and returned to treasury stock. Upon consummation of the sale of the vinyl business in 1995, all restrictions on the remaining 23,560 shares of common stock held under the plan automatically lapsed and such shares were distributed to the intended recipients.

Amortization of unearned compensation under this agreement for 1995 amounted to $157,000. In 1994, amortization was reduced by $113,000 associated with the forfeiture of shares.


7.       SALE OF BUSINESSES

The Company records income and expenses associated with former business activities on the Consolidated Statement of Operations under the caption "Gain on Disposal of Businesses".

In April 1996, the Company favorably settled a legal dispute related to the cancellation of a Supply and Sales Representative Agreement with a former business partner. The settlement agreement calls for Bird to receive total payments of $410,000 over a period of two years, for cancellation of the Sale Representative and Supply Agreements, and termination of the partnership. In July 1996, the Company received an aggregate of $535,000 in cash for the settlement of three legal disputes relating to insurance coverage. These legal disputes related to the Company's former vinyl and roofing businesses.

In December 1996, the Company was reimbursed $123,000 for costs associated with the remediation of an underground storage tank system at its former distribution center located in Arizona.

On March 8, 1995, the Company sold substantially all of the assets of its vinyl business to Jannock, Inc. for $47.5 million in cash subject to certain downward adjustments which totaled $4,962,000. Net of adjustments, the gain on the sale of the vinyl business totaled $20,579,000. Sales of $6,365,000 were recorded for the vinyl business in 1995 through the date of the sale.


                                      F20

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

On August 22, 1994, the Company sold the assets of substantially all of its distribution businesses to Wm. Cameron & Co. for a purchase price consisting of cash in the amount of $26,142,000, including $1 million held in escrow which was released in full to the Company in November 1995. The sale resulted in a gain of $2,677,000. Sales of $67,089,000 were recorded for these businesses for the period ending August, 22, 1994.

On November 28, 1994, the Company sold its last remaining building materials distribution business, Southland Building Products, Inc., to Ashley Aluminum, Inc. for a purchase price of $2,134,000. The sale resulted in a modest gain. Sales of $9,092,000 were recorded for this business for the period ending November 27, 1994.

The Company recorded other expenses related to former business activities of $149,000, $1,050,000, and $153,000 for the years 1996, 1995, and 1994, respectively. These charges against earnings include warranty claims and other costs directly related to former business activities. Expenses incurred in 1995 also included $1.5 million in provisions relating to employee benefit plans and product liability claims associated with former roofing operations which were offset by a $602,000 crude oil refund from the Department of Energy.

8.       OTHER EXPENSE, NET

Other expenses in 1996 were primarily due to the $806,000 of costs associated with the terminated merger agreement with CertainTeed.

9.       DISCONTINUED OPERATIONS

ENVIRONMENTAL BUSINESSES

On June 18, 1994, the Company agreed to cause the sale of its 80% interest in its "off-site" environmental business, Bird Environmental Gulf Coast,Inc. ("BEGCI") to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. Accordingly, the Company, as of June 30, 1994, recorded the operating results of BEGCI as a discontinued operation for all years presented. In conjunction with this decision, the Company recorded an aggregate charge of approximately $9 million, to adjust its book value to approximate the net realizable value of $7.5 million at June 30, 1994. In June 1994, the Company estimated that the results of operations from the "off-site" environmental business would be breakeven through the disposal date and,


                                      F21
accordingly, no liability for anticipated losses from the measurement date to the disposal date was recorded. However, at December 31, 1994, the Company had invested an additional $1,270,000 in BEGCI which, based on the Company's assessment, would not be recoverable and was accordingly written-off, thus maintaining the Company's investment at $7.5 million.

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

In 1993, the Company decided to close its "on-site" environmental remediation business. This business involved environmental remediation projects such as the processing of oily waste sites at a refinery, operations and management of waste processing sites and the removal and remediation of sludge. In connection with its decision to withdraw from this business, the Company charged the results of operations for the write-down of assets, the expected loss from operations and general expenses related to closing of such "on-site" remediation business. Based upon the actual results of the environmental "on-site" remediation operations and the sale of its assets, excess costs of $3,861,000 charged in 1993 were reversed and recorded as discontinued operations in the consolidated statement of operations for the twelve months ended December 31, 1994.

Net sales relating to these environmental businesses amounted to $2,848,000 and $3,715,000 for 1995 and 1994, respectively.

10.      ACQUISITIONS

On July 1, 1992 the Company entered into a 50% joint venture with Kensington Manufacturing Company to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). On February 28, 1995, the Company's ownership in the joint venture was permanently fixed at 90%, resulting in a change in financial reporting from the equity method to consolidation beginning March 1, 1995 through June 2, 1995 when the operation was sold (see Note 7).

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
                                                                    =======


                                      F22

The following table represents summarized financial information for the years ended December 31, 1994 and and the two month period ended February 28, 1995 (in thousands):

                                                        1995            1994
                                                        ----            ----
         Net Sales                                   $  1,774          $ 24,180
         Gross Profit (Loss)                         $    (18)         $  1,317
         Net Loss                                    $   (413)         $ (5,310)



11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases certain manufacturing, administrative, warehousing, transportation equipment and other facilities. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

At December 31, 1996 minimum lease commitments under noncancelable operating leases are as follows (in thousands):

                   Year
                   ----
                   1997                             $  1,003
                   1998                                1,003
                   1999                                1,003
                   2000                                  885
                   2001                                  777
                   Later years                         9,614
                                                    --------
                                                    $ 14,285
                                                    ========

Total rental expense for continuing operations, exclusive of taxes, insurance and other expenses paid by the lessee related to all operating leases (including those with terms of less than one year) was as follows (in thousands):

                   Year                                      Amount
                   ----                                      ------
                   1996                                      $ 1,043
                   1995                                      $ 1,059
                   1994                                      $ 2,883


The following represents property under capital leases (in thousands):

                                                          December 31,
                                                          ------------
                                                    1996                  1995
                                                    ----                  ----
Machinery and equipment                           $ 2,248               $ 2,456
Less, accumulated depreciation                        903                   903
                                                   ------                ------
                                                  $ 1,345               $ 1,553
                                                  =======               =======


                                      F23

At December 31, 1996 minimum lease commitments under capital leases are as follows (in thousands):

         Year                                                        Amount
         ----                                                        ------
         1997                                                       $    406
         1998                                                            262
         Thereafter                                                        0
                                                                    --------
         Total minimum lease payments                                    668
         Imputed interest (@ rates ranging from
           3.4% to 7.2%)                                                 (40)
                                                                    --------
         Total future principal payments
          of lease obligations                                      $    628
                                                                    ========


LITIGATION

Since 1981, the Company has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos in products manufactured and sold by the Company. Approximately 200 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. The Company's insurance provider has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgements, if any. The Company has a reserve of $950,000 at December 31, 1996 for its estimated share of losses related to these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.


In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the ground water is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $350,000. This is based, in part, on an allocation of certain sites' costs which, due to the joint and several nature of the liability, could increase if the other PRP's are unable to bear their allocated share. The Company has a reserve of $350,000 at December 31, 1996 to cover the remaining proportionate share of the estimated cost to clean-up the ground water, most of which will be paid in 1997. Based on information


                                      F24
currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, its remediation expense with respect to this site is not likely to have a material adverse effect on its consolidated financial position or results of operations of the Company.

The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. Status as a PRP means that the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential cleanup costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of the PRPs identified with respect to each site and their financial ability to contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. On the basis of such consideration, management has determined that such environmental matters will not have a material affect on the Company's financial position or results of operations. The Company has provided an aggregate reserve amounting to approximately $250,000 at December 31, 1996 for its estimated share of the ultimate cost of cleanup for such claims excluding any potential sources of indemnification or recovery from third parties.

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


WARRANTY OBLIGATIONS

The Company warrants under certain circumstances that its Housing Group's products meet certain manufacturing and material


                                      F25
specifications. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made. During 1996, 1995 and 1994, the Company recorded (exclusive of those claims related to former roofing operations) approximately $2,155,000, $2,262,000, and $2,687,000, respectively, in warranty expenses and elective customer settlements. The warranty expense related to former roofing operations for 1996, 1995 and 1994 amounted to approximately $85,000, $94,000 and $100,000, respectively. Based upon analyses performed by the Company's management, a reasonably possible range of potential liability from unasserted warranty obligations for all products sold prior to December 31, 1996 is estimated to be between $3.5 million and $17.5 million. However, the Company has not recorded any liability for these future unasserted claims or complaints because management has concluded, based on such analyses, that no particular estimate within this range is probable.


12.  OPERATIONS IN DIFFERENT INDUSTRIES

The Company has had two business segments which it defined as the Housing Group and the Environmental Group.

The Housing Group manufactures and markets residential and commercial roofing products in the northeastern United States, including a full line of fiberglass based asphalt shingles and roll roofing. Until early to mid 1995, the Group also manufactured vinyl siding, window profiles, trim and accessories which were distributed nationwide. In prior years, the Group operated distribution centers primarily in the southeastern and southwestern markets for vinyl siding and in the Arizona and northeastern markets for roofing and other building materials products.

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

Net sales represent sales to unaffiliated customers. Since the dispositon of the environmental group, which was recorded as a discontinued operation as discussed in Note 9, the Company has operated exclusively in the housing group. As such, net sales and earnings (loss) from continuing operations recorded on the consolidated statement of operations are attributable to the housing group.


                                      F26

Identifiable assets are those that are used in the Company's operations in each industry segment. Corporate assets are principally cash and equivalents and property maintained for general corporate purposes. Summarized identifiable assets and capital expenditures by business segment for 1996, 1995 and 1994 are as follows (in thousands):

                                                   Year Ended December 31,
                                         1996               1995               1994
                                         ----               ----               ----
     Identifiable assets:
       Housing group                  $30,910            $34,111            $57,282
       Environmental group                  0                 75              7,874
       Corporate                        8,759              9,517             20,549
                                      -------            -------            -------
                                      $39,669            $43,703            $85,705
                                      =======            =======            =======

     Capital expenditures:
       Housing group                  $ 1,130            $ 1,924            $ 9,446
       Environmental group                  0                  0              1,283
       Corporate                            0                  0                 37
                                      -------            -------            -------
                                      $ 1,130            $ 1,924            $10,766
                                      =======            =======            =======


                                      F27

13.   QUARTERLY  FINANCIAL  DATA  (UNAUDITED)


Summarized quarterly financial data for 1996 and 1995 is shown below:

THREE  MONTHS  ENDED                 MARCH 31          JUNE 30          SEPT. 30        DEC. 31
                                     --------          -------          --------        -------
                                           (thousands of dollars, except per share amounts)
1996
Net sales                           $  6,446(1)        $ 14,960(2)     $ 17,084(2)     $ 13,466(2)
Gross profit                        ($   111)(1)       $  2,942        $  3,539        $  1,746
Earnings(loss):
   Continuing operations            ($ 1,560)          $  1,140        $  2,112        $    477
   Discontinued operations                 0                 60              81              (7)
                                    --------           --------        --------        --------
Net earnings  (loss)                ($ 1,560)          $  1,200        $  2,193        $    470
                                    ========           ========        ========        ========

Earnings per share data:
Primary earnings  (loss) per
   common share:
      Continuing operations         ($  0.47)          $   0.19        $   0.42        $   0.02
      Discontinued operations           0.00               0.01            0.02            0.00
                                    --------           --------        --------        --------
      Net earnings  (loss)          ($  0.47)          $   0.20        $   0.44        $   0.02
                                    ========           ========        ========        ========



1995
Net sales                           $ 16,623           $ 15,138        $ 12,170        $ 10,249
Gross profit                        $  1,532           $  2,621        $  1,817        $    203(3)
Earnings(loss):
   Continuing operations            $  9,036           ($ 4,066)       ($   596)       ($ 5,171)
   Discontinued operations              (236)           (11,368)              0             352
                                    --------           --------        --------        --------
Net earnings  (loss)                $  8,800           ($15,434)       ($   596)       ($ 4,819)
                                    ========           ========        ========        ========

Earnings per share data:
Primary earnings  (loss) per
   common share:
      Continuing operations         $   2.11           ($  1.08)       ($  0.24)       ($  1.35)
      Discontinued operations          (0.06)             (2.77)           0.00            0.09
                                    --------           --------        --------        --------
      Net earnings  (loss)          $   2.05           ($  3.85)       ($  0.24)       ($  1.26)
                                    ========           ========        ========        ========

(1) Decrease in gross profit and the decline in sales is attributable to unfavorable weather conditions in the northeast during the first quarter.

(2) Increase in sales during the last three quarters of 1996 is due in part to the release of pent-up demand caused by the severe weather conditions during the first quarter.

(3) Decrease in gross profit in the fourth quarter compared to the previous quarter is due to sales price weakness and the decline in sales volume attributable to a weak re-roofing market caused by a dry, hot summer.


                                      F28

                        BIRD CORPORATION AND SUBSIDIARIES


                                   SCHEDULE II


                        VALUATION AND QUALIFYING ACCOUNTS


                  Years Ended December 31, 1996, 1995 and 1994
                                 (In thousands)


                                                                   Additions
                                                                   ---------
                                           Balance        Charged to     Charged to                            Balance
                                          beginning        cost and         other           Deduc-              at end
                                           of year         expenses       accounts(a)        tions              of year
                                           -------         --------       -----------        -----              -------
Year Ended December 31, 1996:

  Allowance for doubtful accounts          $   153          $     0          $  0          $    (3)(b)          $   150

  Valuation allowance for
    deferred tax assets                    $15,062          $ 2,157          $  0          $     0              $17,219


Year Ended December 31, 1995:

  Allowance for doubtful accounts          $ 3,137          $    26          $ 56          $(3,066)(c)          $   153

  Valuation allowance for
    deferred tax assets                    $ 5,000          $10,789          $  0          $  (727)             $15,062



Year Ended December 31, 1994:

  Allowance for doubtful accounts          $ 4,273          $   905          $100          $(2,141)(b)          $ 3,137

  Valuation allowance for
    deferred tax assets                    $ 9,000          $     0          $  0          $(4,000)             $ 5,000



(a)      Represents recovery of balances previously written off.

(b)      Uncollectable accounts written off by a charge to reserve.

(c) Represents the allowance for doubtful accounts of vinyl business sold of $517 and the uncollectable accounts written off by a charge to reserve of $2,549.


                                      F29

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                          COMBINED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION
                                   ITEM 14 (d)

                                DECEMBER 31, 1994



                                       F30

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                          COMBINED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                DECEMBER 31, 1994
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           PAGE
FINANCIAL STATEMENTS

    Independent Auditors' Report                                            F32

    Combined Balance Sheet                                                  F33

    Combined Statement of Operations and Partners' Deficit                  F35

    Combined Statement of Cash Flows                                        F36

    Notes to the Combined Financial Statements                              F38


SUPPLEMENTAL INFORMATION

    Independent Auditors' Report on Financial Statement Schedule            F51

    Financial Statement Schedule II                                         F52


                                       F31

                          INDEPENDENT AUDITORS' REPORT


TO THE PARTNERS
KENSINGTON PARTNERS AND AFFILIATE
Leechburg, Pennsylvania

         We have audited the accompanying combined balance sheet of Kensington Partners and Affiliate (Joint Venture Partnerships) as of December 31, 1994 and the related combined statements of operations and partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Kensington Partners and Affiliate as of December 31, 1994, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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


/s/ Alpern, Rosenthal & Company

Pittsburgh, Pennsylvania
February 10, 1995



                                       F32

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                             COMBINED BALANCE SHEET

--------------------------------------------------------------------------------
DECEMBER 31                                                              1994
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                              $   55,655
    Accounts receivable
        Trade - net of allowance for doubtful
          accounts of $323,000 - Note 3                                1,742,715
        Related parties - Note 13B                                     1,286,189
    Inventories - Note 4                                               1,875,584
    Prepaid expenses                                                      79,862
                                                                      ----------


              TOTAL CURRENT ASSETS                                     5,040,005
                                                                      ----------

PROPERTY AND EQUIPMENT - At cost - net of
  accumulated depreciation of $1,139,398 - Note 5                      3,136,639
                                                                      ----------


OTHER ASSETS
    Other receivables - related party - net of
      allowance - Note 13D                                               306,386
    Other assets - Note 6                                                371,249
                                                                      ----------

                                                                         677,635
                                                                      ----------
              TOTAL ASSETS                                            $8,854,279
                                                                      ==========



The accompanying notes are an integral part of these combined financial statements.


                                       F33

                       KENSINGTON PARTNERS AND AFFILIATES
                          (JOINT VENTURE PARTNERSHIPS)
                             Combined Balance Sheet


--------------------------------------------------------------------------------
DECEMBER 31                                                            1994
--------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' DEFICIT

CURRENT LIABILITIES
    Demand notes payable - Note 7                                  $  1,628,302
    Current maturities of capital lease
      obligations and long-term debt -  Note 8                          312,023
    Accounts payable
        Trade                                                         2,485,977
        Related parties - Note 13A                                    3,654,990
    Accrued expenses - Note 9                                         1,640,238
                                                                    -----------
              TOTAL CURRENT LIABILITIES                               9,721,530
                                                                    -----------

LONG-TERM LIABILITIES
    Capital lease obligations and long-term debt -
      net of current maturities - Note 8                                807,012
    Accounts payable - trade - long-term                                354,636
    Other long-term liabilities - related parties -
      Notes 13D                                                         126,314
                                                                    -----------

              TOTAL LONG-TERM LIABILITIES                             1,287,962
                                                                    -----------

              TOTAL LIABILITIES                                      11,009,492
                                                                    -----------
PARTNERS' DEFICIT                                                    (2,155,213)


COMMITMENTS AND CONTINGENCIES - Note 12                                      --
                                                                   ------------

              TOTAL LIABILITIES AND PARTNERS' DEFICIT              $  8,854,279
                                                                   ============

The accompanying notes are an integral part of these combined financial statements.
                                       F34

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             COMBINED STATEMENT OF OPERATIONS AND PARTNERS' DEFICIT

--------------------------------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
NET SALES (related parties - 26%)                                  $ 24,180,093

COST OF GOODS SOLD (purchased
  from related parties - 28%)                                        22,863,159
                                                                   ------------

              GROSS PROFIT                                            1,316,934

OPERATING EXPENSES (related parties - 11%)                            5,346,966
                                                                   ------------

              LOSS FROM OPERATIONS                                   (4,030,032)
                                                                   ------------

OTHER INCOME (EXPENSE)
    Interest expense                                                   (289,638)
    Income from equity investment                                         3,468
    Provision for doubtful accounts                                    (595,417)
    Tax penalties                                                      (199,872)
    Other expense - net                                                (198,186)
                                                                   ------------

              TOTAL OTHER EXPENSE                                    (1,279,645)
                                                                   ------------

              NET LOSS                                               (5,309,677)

PARTNERS' DEFICIT - Beginning of year                                  (195,526)

    Capital Contributions                                             3,349,990
                                                                   ------------
PARTNERS' DEFICIT - End of year                                    $ (2,155,213)
                                                                   ============



The accompanying notes are an integral part of these combined financial statements.


                                       F35

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                        COMBINED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
    Net loss                                                        ($5,309,677)
    Adjustments for noncash items
      included in net loss
        Depreciation and amortization                                   763,183
        Loss from equity investment                                      (3,468)
        Working capital changes (below)                               2,818,892
                                                                    -----------

              NET CASH USED FOR OPERATING ACTIVITIES                 (1,731,070)
                                                                    -----------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Purchase of property and equipment                                  (38,222)
    Proceeds from sale of equipment                                      81,430
    Other assets                                                        (98,273)
    Other receivables - related parties                                  18,723
                                                                    -----------

              NET CASH USED FOR INVESTING ACTIVITIES                    (36,342)
                                                                    -----------

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Cash contributed by the partners - Note 10                        2,825,000
    Demand notes payable                                               (617,278)
    Proceeds from long-term debt                                        169,706
    Payments on long-term debt                                         (631,082)
    Other long-term liabilities - related parties                        61,203
                                                                    -----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES               1,807,549
                                                                    -----------

INCREASE IN CASH                                                         40,137

CASH - Beginning of year                                                 15,518
                                                                    -----------

CASH - End of year                                                  $    55,655
                                                                    ===========



The accompanying notes are an integral part of these combined financial statements.


                                       F36

                       KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

                  COMBINED STATEMENT OF CASH FLOWS (CONTINUED)


--------------------------------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------
                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                              $   255,304
                                                                    ===========

                   NONCASH INVESTING AND FINANCING ACTIVITIES

Capital lease and debt obligations
  incurred for acquisition of equipment                             $    68,431
                                                                    ===========

Partners' capital contribution of inventory                         $   399,990
                                                                    ===========

Liability to related party
  contributed to capital                                            $   125,000
                                                                    ===========

                      WORKING CAPITAL (INCREASES) DECREASES

Accounts receivable
    Trade                                                           $ 1,020,492
    Related parties                                                    (280,204)
Inventories                                                           1,480,803
Other current assets and
  liabilities                                                           940,601
Accounts payable
    Trade                                                            (1,087,268)
    Related parties                                                     744,468
                                                                    -----------

        INCREASE IN WORKING CAPITAL                                 $ 2,818,892
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

       D.    ACCOUNTS RECEIVABLE
             The Companies provide for estimated losses on uncollectable accounts receivable based on historical data and management's evaluation of individual accounts receivable balances at the end of the year.

       E.    INVENTORIES
             The Companies value all of its inventories at the lower of cost or market. Raw materials are determined on the last-in, first-out (LIFO) method. Work-in-process and finished goods inventories are determined on a first-in, first-out (FIFO) method.


                                       F38

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

       At December 31, 1994, accounts receivable - trade from three customers were approximately 67% of trade receivables. Sales to these unrelated customers comprised 67% of total sales for the year ended December 31, 1994.


                                       F40

                        KENSINGTON PARTNERS AND AFFILIATE

                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4  -  INVENTORIES
       Inventories at December 31, 1994 are as follows:
             Raw materials                                           $   950,893
             Allowance to state raw materials at LIFO cost               (39,005)
                                                                     -----------

             Raw materials at LIFO cost                                  911,888
             Work-in-process                                             648,987
             Finished goods                                              314,709
                                                                     -----------

                       Total Inventories                             $ 1,875,584
                                                                     ===========

NOTE 5  -  PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1994 is as follows:

             Equipment under capital leases - Note 8                 $ 1,785,817
             Warehouse and manufacturing equipment                     1,715,676
             Furniture and fixtures                                      290,258
             Leasehold improvements                                      419,791
             Transportation equipment                                     64,495
                                                                     -----------

                                                                       4,276,037
             Less: Accumulated depreciation                            1,139,398
                                                                     -----------

                       Total Property and Equipment                  $ 3,136,639
                                                                     ===========

NOTE 6  -  OTHER ASSETS
       Other assets at December 31, 1994 are as follows:

             Deposits                                                $   199,838
             Sample windows                                               89,965
             Other assets                                                 81,446
                                                                     -----------
                                                                     $   371,249
                                                                     ===========


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

       Under the terms of this agreement, fees ranging from 1% to 3-1/2% are based on the number of days to collect the trade receivable, with a guaranteed minimum monthly fee of $5,000. In addition, interest is charged on any amounts advanced under the agreement, at the rate of prime (8-1/2% at December 31, 1994) plus 1-1/2%. Under the terms of this agreement, Bird has guaranteed $1,250,000 of this debt.

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

       The following is a schedule by years of future minimum lease payments under capital leases and installment notes together with the present value of the net minimum lease payments and note payments as of December 31, 1994:

             1995                                                             $332,000
             1996                                                              287,000
             1997                                                              278,000
             1998                                                              334,000
                                                                              --------

                 Net minimum lease payments                                  1,231,000

          Less: Amount representing interest                                   158,000
                                                                            ----------
                 Present value of net minimum lease payments                 1,073,000
          Long-term debt principal payments - all due
            within one year                                                     46,000
                                                                            ----------
                 Net obligations under capital leases and notes payable      1,119,000

          Less: Current portion                                                312,000
                                                                            ----------
          Long-term obligations under capital leases and notes payable      $  807,000
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

       Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease. The following is an analysis of the Companies' assets under capital lease obligations, included in property and equipment (Note 5), at December 31, 1994:


          Warehouse and manufacturing equipment             $1,624,677
          Transportation equipment                             161,140
                                                            ----------
                                                             1,785,817
          Less:  Accumulated amortization                      290,729
                                                            ----------
                 Total                                      $1,495,088
                                                            ==========


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

       KP participates in a multi-employer defined benefit pension plan for the electrician's union employees. Plan contributions are determined by the union labor agreement. Management has not expressed any intent to terminate its participation in this plan. KP contributed approximately $191,000 to this plan during the year ended December 31, 1994.

       The Companies also sponsor an executive retirement plan. Under the provisions of the plan certain key employees may elect, at their discretion, to contribute to the plan. The Companies provide a matching contribution of one half of all employee contributions up to a maximum of 3% of gross compensation. Contributions are used to purchase variable rate annuities.

       Additional benefits under this plan include proceeds from life insurance policies owned by KP or the cash value upon termination of employment. The Companies' contributions to this plan were not material for the year ended December 31, 1994.

NOTE 12  -  COMMITMENTS AND CONTINGENCIES

       A.    OPERATING LEASES

             The Companies lease various operating facilities from related and unrelated parties and transportation equipment from unrelated parties under various operating leases. Rent expense for the year ended December 31, 1994 is as follows:

          Facilities leases - primarily
            related party                        $285,000
          Transportation equipment                133,000
                                                 --------
                                                 $418,000
                                                 ========


                                       F45

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12  -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

       A.    OPERATING LEASES (CONTINUED)

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

       C.    SUPPLY AGREEMENTS

             KP has entered into a supply agreement with a customer that primarily purchases through Quantum II Partners (Notes 12D and 13D). The agreement requires KP to provide not less than 90% of the customer's total requirement of Quantum II vinyl replacement windows (Note 12D).


                                       F46

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12  -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

       D.    LITIGATION

             On September 13, 1994, a complaint was filed in Middlesex Superior Court by the other 50% owner of Quantum II Partners (Note 13D) and others, including Quantum II Partners (collectively, the plaintiffs), against Kensington Partners and Quantum II Partners (collectively, the defendants). The plaintiffs allege various breaches of contract on the part of the defendants including breach of a partnership agreement, a supply agreement (Note 12C) and an employment agreement along with other complaints under the Massachusetts Unfair Trade Practices Act. The plaintiffs are seeking relief of actual damages in an unspecified amount and a doubling or trebling of such damages as provided in the Unfair Trade Practices Act. KP believes that the claims filed by the plaintiffs have no merit and denies any liability.

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

       The Companies have entered into various transactions with related parties during the year ended December 31, 1994. The transactions are as follows:

       A.    PURCHASES AND PAYABLES

             The Companies have purchases for raw materials, advertising services, and commissions from the following related parties as of and for the year ended December 31, 1994:

                 Vinyl Division of Bird, Inc.                    $2,862,000
                 Domken Plastics Limited (DPL)                   $3,616,000
                 Quantum II Partners (see below)                 $  200,000


                                       F47

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13  -  RELATED PARTY TRANSACTIONS (CONTINUED)

       A.    PURCHASES AND PAYABLES (CONTINUED)

             Accounts payable to related parties at December 31,1994 is as follows:


                 Bird, Inc.                                     $1,947,000
                 Domken Plastics Limited (DPL)                   1,436,000
                 Quantum II (Notes 12D and 13D)                     16,000
                 Other related parties                             256,000
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

       B.    SALES AND RECEIVABLES

             The Companies had sales to Jones & Brown, Inc. (J&B), a related party through common ownership with ZES, of approximately $5,890,000 for 1994. In addition, the Companies had sales to other related parties of approximately $471,000 for 1994. Accounts receivable from related parties are as follows as of December 31, 1994:

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

       D.    OTHER

             Kensington Partners owns a 50% equity investment in Quantum II Partners (Note 12D). Quantum II was formed during 1993 to be the exclusive marketing representative to sell Quantum II replacement windows manufactured by KP. Quantum II Partners reported a net partnership deficit of approximately $130,000 for 1994. KP has reflected its share of Quantum's excess of liabilities over assets in other long-term liabilities.


                                       F48

                        KENSINGTON PARTNERS AND AFFILIATE
                          (JOINT VENTURE PARTNERSHIPS)

             NOTES TO THE COMBINED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13  -  RELATED PARTY TRANSACTIONS (CONTINUED)

       D.    OTHER (CONTINUED)

             At December 31, 1994, approximately $306,000 due from Quantum II is included in other receivables - related parties. This amount is net of an allowance for doubtful accounts of $65,000.

            EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT

       In 1995, Jannock, Inc. exercised its option to purchase Bird's interest, owned by its wholly-owned subsidiary Bird-Kensington Holding Corporation, in KP. Immediately preceding the sale, Bird purchased ZES' interest in KP for $1,000,000. In addition, Bird invested in KP $4,090,000 prior to the sale to fulfill provisions in the asset purchase agreement.

       On June 2, 1995, the stock of Bird-Kensington Holding Corporation, which owned the assets and liabilities of KP, was sold by Bird to Jannock, Inc. in exchange for cash of $2,780,000 and assumption of certain liabilities.

       In April 1996, the litigation (Note 12D) between the other 50% owner of Quantum II Partners (Note 13D) and Bird, as successor in interest to certain of Kensington Partners' rights and obligations under the Quantum II Partnership, Supply and Sales Representative Agreements, was concluded as a result of the parties entering into a settlement agreement. The agreement calls for Bird to receive total payments of $410,000, and for cancellation of the Sales Representative and Supply Agreements, and termination of the partnership.


                                       F49

                            SUPPLEMENTAL INFORMATION



                                       F50

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE





TO THE PARTNERS
KENSINGTON PARTNERS AND AFFILIATE
Leechburg, Pennsylvania



       We have audited the combined financial statements of Kensington Partners and Affiliate as of December 31, 1994 and for the year then ended, and have issued our report thereon dated February 10, 1995. In connection with our audit of these financial statements, we audited financial statement schedule II. In our opinion, such a financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania


February 10, 1995


                                       F51

                        KENSINGTON PARTNERS AND AFFILIATE

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1994

                                                                     Additions
                                                             -------------------------
                                              Balance        Charged to      Charged to                     Balance
                                             beginning       costs and       other           Deduc-         at end
                                              of year        expenses        accounts        tions(1)       of year
                                              -------        --------        --------        --------       -------

YEAR ENDED DECEMBER 31, 1994:
   Allowance for doubtful accounts           $195,000        $595,000        $      -        $402,000       $388,000
                                              =======         =======        ========        ========       ========


(1)   Uncollectible accounts written off.


                                       F52