Form 10-Q
period 1997-03-31
BIRD CORP
filed 1997-04-30
CIK 12245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED               MARCH 31, 1997
                               ------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                              ----------------------    -----------------------

Commission file number                      0-828
                      ---------------------------------------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   . No   .
                         ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1997. 4,145,971 shares.

                                BIRD CORPORATION
                                ----------------



                                      INDEX





                                                                       PAGE NO.
                                                                       --------

Part I.   Financial Information:

Consolidated Balance Sheets
   March 31, 1997 and December 31, 1996   ..............................    2

Consolidated Statements of Operations for the
  Three Months Ended March 31, 1997 and 1996 ...........................    4

Consolidated Statements of Cash Flows For the
  Three Months Ended March 31, 1997 and 1996............................    5

Notes to Consolidated Financial Statements..............................    6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations........................   10


Part II.  Other Information ............................................   12

                        BIRD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)


                                               (UNAUDITED)
                                                 MARCH 31,    DECEMBER 31,
                                                  1997            1996
                                               -----------    ------------
ASSETS

CURRENT ASSETS:
      Cash and equivalents                        $    46         $ 2,310
      Accounts and notes receivable                 5,794           5,344
         Allowance for doubtful accounts             (150)           (153)
      Inventories                                   6,976           5,273
      Prepaid expenses and other assets               455             784
      Deferred income taxes                           435             435
                                                  -------         -------

             Total current assets                  13,556          13,993
                                                  -------         -------

PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements                    3,099           3,099
      Buildings                                     6,936           6,936
      Machinery and equipment                      30,455          30,455
      Construction in progress                        702             255
                                                  -------         -------
                                                   41,192          40,745

      Less - Depreciation                          19,494          18,805
                                                  -------         -------
                                                   21,698          21,940
                                                  -------         -------

Deferred income taxes                               3,631           3,631
Other assets                                           69             105
                                                  -------         -------

                                                  $38,954         $39,669
                                                  =======         =======




      See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)



                                                                              (UNAUDITED)
                                                                                MARCH 31,     DECEMBER 31,
                                                                                  1997            1996
                                                                              ----------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                     $  9,026        $  8,441
      Long-term debt, portion due within one year                                  1,687           2,177
                                                                                --------        --------
             Total current liabilities                                            10,713          10,618

Long-term debt, portion due after one year                                           159             255
Other liabilities                                                                  3,450           3,526
                                                                                --------        --------
             Total liabilities                                                    14,322          14,399
                                                                                --------        --------

STOCKHOLDERS' EQUITY:
      5% cumulative preferred stock, par value $100
        Authorized 15,000 shares; issued 5,820 shares
        (liquidating preference $110 per share, aggregating $640,000)                582             582

      Preference stock, par value $1. Authorized 1,500,000 shares; issued
        814,300 shares of $1.85 cumulative convertible preference stock
        (liquidating preference $20 per share,
        aggregating $16,286,000)                                                     814             814

      Common stock, par value $1. Authorized 15,000,000 shares;
        4,421,073 shares issued in 1997 and 4,414,991 shares
        issued in 1996                                                             4,421           4,415
      Other capital                                                               27,465          27,436
      Retained earnings (deficit)                                                 (5,659)         (4,986)
                                                                                --------        --------
                                                                                  27,623          28,261
      Less Treasury stock, at cost:
          Common - 275,102 shares in 1997 and 1996                                (2,991)         (2,991)
                                                                                --------        --------
                                                                                  24,632          25,270
                                                                                --------        --------

                                                                                $ 38,954        $ 39,669
                                                                                ========        ========


      See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   (UNAUDITED)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          ------------------------------
                                                              1997               1996
                                                          -----------        -----------


Net sales                                                 $     9,206        $     6,446
                                                          -----------        -----------
Costs and expenses:
      Cost of sales                                             8,456              6,557
      Selling, general and administrative expense               1,387              1,374
      Interest expense                                             36                 75
                                                          -----------        -----------
        Total costs and expenses                                9,879              8,006
                                                          -----------        -----------

Loss before income taxes                                         (673)            (1,560)
Provision for income taxes                                          0                  0
                                                          -----------        -----------

Net loss before dividends                                        (673)            (1,560)

Preferred and preference stock cumulative dividends               384                384
                                                          -----------        -----------

Net loss applicable to common stockholders                $    (1,057)       $    (1,944)
                                                          ===========        ===========


Primary loss per common share after dividends             $     (0.26)       $     (0.47)
                                                          ===========        ===========

Average number of shares used in primary
      earnings per share computations                       4,143,321          4,122,742
                                                          ===========        ===========






See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               ----------------------
                                                                 1997           1996
                                                               -------        -------

Cash flow provided (used) by operations:
Net loss                                                        $ (673)       $(1,560)
Adjustments to reconcile to net cash used by operations:
      Depreciation and amortization                                716            674
      Provision for losses on accounts receivable                    0             31
Changes in balance sheet items:
      Accounts receivable                                         (453)           637
      Inventories                                               (1,703)        (1,256)
      Prepaid expenses                                             302           (191)
      Liabilities not related to financing activities              893          1,478
      Other assets                                                  36             25
                                                               -------        -------
Cash flow used by operations                                      (882)          (162)
                                                               -------        -------

Cash flows from investing activities:
      Acquisition of property, plant and equipment                (447)          (436)

Cash flows from financing activities:
      Debt repayments                                             (586)        (2,711)
      Dividends paid                                              (384)          (384)
      Other equity changes                                          35             24
                                                               -------        -------

Net cash used in financing activities                             (935)        (3,071)
                                                               -------        -------

Net decrease in cash and equivalents                            (2,264)        (3,669)
Cash and equivalents at beginning of year                        2,310          3,679
                                                               -------        -------

Cash and equivalents at end of period                          $    46        $    10
                                                               =======        =======



See accompanying notes to consolidated financial statements.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. In the opinion of Bird Corporation (the "Company"), the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly its financial position as of March 31, 1997 and December 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

3. Primary earnings(loss) per common share are determined after deducting the dividend requirements of the preferred and preference shares and are based on the weighted average number of common shares outstanding during each period increased by the effect of dilutive stock options. Fully diluted earnings(loss) per common share also give effect to the reduction in earnings per share, if any, which would result from the conversion of the $1.85 cumulative convertible preference stock at the beginning of each period if the effect is dilutive. Fully diluted loss per share amounted to $.26 for the three month period ended March 31, 1997 compared to a loss per share of $.47 for the same period in the prior year.

         In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128 Earnings per Share"("FAS 128"). This pronouncement will be effective for the Company's year ended December 31, 1997 financial statements. FAS 128 will supersede the pronouncement of the Accounting Principles Board("APB") No. 15. The statement eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings per Share and Diluted Earnings per Share (formerly referred to as fully diluted earnings per share), if applicable. As the Company has recorded net losses for the three month periods ended March 31, 1997 and 1996, any common stock equivalents would be antidilutive; therefore, primary earnings per common share after dividends as presented on the consolidated statements of operations is equivalent to Basic Earnings per Share and Diluted Earnings per Share under FAS 128.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)



4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction (in thousands):

                                                March 31,   December 31,
                                                  1997         1996
                                                ---------   ------------

         Current costs:
              Raw materials                      $1,261        $1,378
              Finished goods                      5,913         4,093
                                                 ------        ------
                                                  7,174         5,471
              Less: LIFO reserve                    198           198
                                                 ------        ------
                                                 $6,976        $5,273
                                                 ======        ======


5. The Company's borrowing and debt obligations are summarized as follows (in thousands):


                                                       March 31,   December 31,
                                                         1997         1996
                                                      ---------   ------------

         Long Term Debt:
              Term loan                                $1,310         $1,804
              Obligations under capital leases            536            628
                                                       ------         ------
                                                        1,846          2,432
              Less - portion due within one year        1,687          2,177
                                                       ------         ------
                                                       $  159         $  255
                                                       ======         ======


         Letters of credit outstanding as of March 31, 1997 totaled $1,101,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird") to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital").

         During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)



         Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of April 18, 1997, an aggregate of $9,956,000 was available to Bird under the terms of the revolving credit facility under the Loan Agreement of which $7,545,000 remains available, net of current borrowings and letter of credit utilization. The interest rates on outstanding revolver and term loan borrowings at March 31, 1997 were 8.5% and 8.1875%, respectively. As of March 31, 1997, Bird was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

6. Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 200 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At March 31, 1997, the Company has a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

         In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $350,000 payable during 1997. At March 31, 1997, the Company has a reserve of $350,000 to cover the estimated cost of the Company's remaining proportionate

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (CONTINUED)



         share (i.e., 17%) of the cost to clean-up the groundwater. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, its remediation expense with respect to this site is not likely to have a material adverse effect on its consolidated financial position or results of operations of the Company.

7. Restrictions on the payment of dividends on common and preference stock are imposed by the terms of the Loan Agreement. Payment of dividends on preferred stock are permitted under the Loan Agreement. As of March 31, 1997, all dividends on the preferred stock have been declared and paid in full. The quarterly dividend on the preference stock due February 15 has, with the consent of Fleet Capital, been declared and paid in full. Dividends are in arrears on the preference stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996.

8. Bird warrants under certain circumstances, that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each portion of the labor and material cost and requires the owner to meet specific criteria such as proof of purchase. Bird offers the original manufacturer's warranty only as part of the original sale and at no addition cost to the customer. In addition, for marketing considerations, Bird makes elective settlements in response to customer complaints. Bird records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


FINANCIAL CONDITION
-------------------

As of March 31, 1997, the Company had cash and equivalents on hand totaling $46,000 and total debt of approximately $1.8 million. Letters of credit outstanding as of March 31, 1997 totaled $1,101,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation ("Fleet Capital").

During the period January 1 through April 30, the Loan Agreement provides a $2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. Currently, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of April 18, 1997, an aggregate of $9,956,000 was available to the Bird under the terms of the revolving credit facility under the Loan Agreement of which $7,545,000 remains available, net of current borrowings and letter of credit utilization. The interest rates on outstanding revolver and term loan borrowings at March 31, 1997 were 8.5% and 8.1875%, respectively. As of March 31, 1997, Bird was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

Net cash and cash equivalents decreased during the three month period ended March 31, 1997 by approximately $2.3 million. The cash used by operations for the period ended March 31, 1997 increased by $720,000 from $162,000 to $882,000 as compared to the same period in 1996. Cash used by operations was attributable to a net loss of approximately $673,000 and several changes in the balance sheet such as an a increase of $453,000 in trade accounts receivable and an increase of $1,703,000 relating to inventories, offset by an increase of $893,000 in liabilities not relating to financing activities. Due to the seasonality of the roofing business, the winter months are historically the time when the Company builds its inventory in anticipation of sales for the summer months.

The Company used $447,000 in investing activities for the period ended March 31, 1997 as compared to $436,000 of net cash used for capital expenditures during the same period in the prior year.

The net cash used in financing activities changed by approximately $2.1 million from the same period in the prior year. Cash used in financing activities during 1997 resulted from the repayment of debt of $586,000 as compared to 1996 when the Company had repayments of debt of approximately $2.7 million.

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



RESULTS OF OPERATIONS
---------------------

Net sales increased $2,760,000 or 42.8% for the first quarter of 1997 compared to the same quarter in the prior year. Mild weather conditions in the northeastern region of the United States during the first quarter of 1997 favorably affected sales volume.

The Company's cost of sales from continuing operations for the first quarter of 1997 compared to the same period in the prior year increased 29% from $6,557,000 to $8,456,000 primarily due to increased sales volume. For the three month period ending March 31, 1997, cost of sales as a percentage of sales decreased 9.8% from 101.7% to 91.9% as compared to the same period in the prior year. The decrease related primarily to favorable volume variances and lower conversion costs.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1997 remained constant at $1,387,000 as compared to $1,374,000 for the same period in the prior year. As a percentage of sales, SG&A expenses decreased 6.2% from 21.3% for the three months ended March 31, 1996 to 15.1% for the same period in the current year as a result of increased sales volume.

Interest expense decreased approximately 52% from $75,000 to $36,000 for the first quarter of 1997 compared to the first quarter of 1996. The decreased interest expense relates to the reduction of debt.

No tax benefit was recorded for the periods ended March 31, 1997 and March 31, 1996 as there was no reasonable assurance that related deferred tax assets would be realized in future taxable years.

The roofing business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Severe weather conditions also have a negative impact on short term profitability. Accordingly, the results of operations for the three month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                                BIRD CORPORATION

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 2.  Changes in Securities
------------------------------


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

         (b)      Reports on Form 8-K.  None

                                BIRD CORPORATION


                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    BIRD CORPORATION
                                    ---------------------------



Date:     April 25, 1997

                                    /s/ RICHARD C. MALOOF
                                    ---------------------------
                                    Richard C. Maloof
                                    President and Chief Operating Officer




Date:     April 25, 1997
                                    /s/ DONALD L. SLOPER, JR.
                                    ---------------------------
                                    Donald L. Sloper, Jr.
                                    Controller (Principal Accounting Officer)

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