Form 10-K/A
period 1996-12-31
BIRD CORP
filed 1997-06-27
CIK 12245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A-1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to _____________________
Commission File Number  0-828

                                BIRD CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                      04-3082903
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1077 Pleasant Street,  Norwood, MA                         02062
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (617) 551-0656

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                                  Name of each exchange
   -------------------                                  on which registered
                                                   -----------------------------

         NONE                                                  NONE

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
--------------------------------------------------------------------------------
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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

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




                                        BIRD CORPORATION (REGISTRANT)


June 25, 1997                           /s/ Frank S. Anthony
                                        ---------------------------------------
                                        FRANK S. ANTHONY
                                        VICE PRESIDENT