Form 10-Q
period 1997-06-30
BIRD CORP
filed 1997-07-30
CIK 12245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          JUNE 30, 1997
                               ---------------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ............. TO ...............


Commission file number            0-828
                       -----------------------------

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1997. 4,149,944 shares.

                              BIRD CORPORATION
                              ----------------

                                   INDEX





                                                                        PAGE NO.
                                                                        --------

Part I.   Financial Information:

Condensed Consolidated Balance Sheets
   June 30, 1997 and December 31, 1996 .................................... 2

Condensed Consolidated Statements of Operations for the
   Three and Six Months Ended June 30, 1997 and 1996 ...................... 4

Condensed Consolidated Statements of Cash Flows for the
   Three and   Six Months Ended June 30, 1997 and 1996 .................... 5

Notes to Condensed Consolidated Financial Statements ...................... 6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations ..........................10


Part II. Other Information ................................................13

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
       (In thousands, except share, par value, and liquidation value data)

                                                   (UNAUDITED)
                                                     JUNE 30,       DECEMBER 31,
                                                      1997             1996
                                                   -----------      ------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                             $   410          $ 2,310
   Accounts and notes receivable                      8,665            5,344
       Allowance for doubtful accounts                (130)            (153)
   Inventories                                        7,781            5,273
   Prepaid expenses and other assets                    354              784

   Deferred income taxes                                435              435

                                                    -------          -------
           Total current assets                      17,515           13,993
                                                    -------          -------

PROPERTY, PLANT AND EQUIPMENT:
   Land and land improvements                         3,099            3,099
   Buildings                                          7,017            6,936
   Machinery and equipment                           30,830           30,455
   Construction in progress                             388              255
                                                    -------          -------
                                                     41,334           40,745
   Less - Depreciation                               20,182           18,805
                                                    -------          -------
                                                     21,152           21,940
                                                    -------          -------

Deferred income taxes                                 3,631            3,631
Other assets                                             43              105
                                                    -------          -------

                                                    $42,341          $39,669
                                                    =======          =======

See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
       (In thousands, except share, par value, and liquidation value data)

                                                                          (UNAUDITED)
                                                                            JUNE 30,      DECEMBER 31,
                                                                              1997          1996
                                                                          -----------     ------------
LIABILITIES AND  STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    $  9,260        $  8,441
   Revolving line of credit                                                    3,350               0
   Long term debt, portion due within one year                                 1,300           2,177
                                                                            --------        --------
          Total current liabilities                                           13,910          10,618

   Long term debt, portion due after one year                                     61             255
   Other liabilities                                                           3,314           3,526
                                                                            --------        --------
          Total liabilities                                                   17,285          14,399
                                                                            --------        --------


STOCKHOLDERS' EQUITY:

   5% cumulative preferred stock, par value $100. Authorized 15,000 shares;
      issued 5,795 shares in 1997 and 5,820 shares in 1996 (liquidating preference $110 per share, aggregating $637,000 in
      1997 and $640,000 in 1996)                                                 580             582

   Preference stock, par value $1. Authorized 1,500,000 shares; issued 814,300 shares of $1.85 cumulative convertible preference stock (liquidating preference $20 per share,
      aggregating $16,286,000)                                                   814             814

   Common stock, par value $1. Authorized 15,000,000 shares;
      4,425,056 shares issued in 1997 and 4,414,991 shares
      issued in 1996                                                           4,425           4,415
      Other capital                                                           27,480          27,436
   Retained earnings (deficit)                                                (5,252)         (4,986)
                                                                            --------        --------
                                                                              28,047          28,261
   Less -
      Treasury stock, at cost:
           Common - 275,112 shares in 1997 and 275,102
           shares in 1996                                                     (2,991)         (2,991)
                                                                            --------        --------
                                                                              25,056          25,270
                                                                            --------        --------

                                                                            $ 42,341        $ 39,669
                                                                            ========        ========



See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             (UNAUDITED)
                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                         -----------------------      ----------------------
                                                            1997         1996            1997        1996
                                                         ----------   ----------      ----------  ----------

Net sales                                                $   13,160   $   14,960      $   22,366  $   21,406
                                                         ----------   ----------      ----------  ----------
Costs and expenses:
      Cost of sales                                          10,788       12,018          19,244      18,575
      Selling, general and administrative expense             1,478        2,070           2,865       3,444
      Interest expense                                          103          142             139         217
      Gain on disposal of businesses                              0         (470)              0        (470)
                                                         ----------   ----------      ----------  ----------
        Total costs and expenses                             12,369       13,760          22,248      21,766
                                                         ----------   ----------      ----------  ----------

Earnings (loss) before income taxes                             791        1,200             118        (360)
Provision (benefit) for income taxes                              0            0               0           0
                                                         ----------   ----------      ----------  ----------

Net earnings (loss) before dividends                            791        1,200             118        (360)

Preferred and preference stock
cumulative dividends                                            384          384             768         768
                                                         ----------   ----------      ----------  ----------

Net earnings (loss) applicable to common
      stockholders                                             $407         $816      $     (650) $   (1,128)
                                                         ==========   ==========      ==========  ==========

Primary earnings (loss) per common share
      after dividends                                         $0.10        $0.20      $    (0.16) $    (0.27)
                                                         ==========   ==========      ==========  ==========

Average number of shares used in primary
      earnings per share computations                     4,148,982    4,159,402       4,145,736   4,124,953
                                                         ==========   ==========      ==========  ==========

See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          (UNAUDITED)
                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                               --------------------------------
                                                                    1997               1996
                                                               --------------     -------------

Cash flow provided (used) by operations:
Net earnings (loss)                                              $   118             $  (360)
Adjustments to reconcile to net cash used by operations:
      Depreciation and amortization                                1,476               1,340
      Provision for losses on accounts receivable                    (23)                 78
Changes in balance sheet items:
      Accounts receivable                                         (3,321)             (4,411)
      Inventories                                                 (2,508)             (1,271)
      Prepaid expenses                                               331                 242
      Liabilities not related to financing activities                991                 940
      Other assets                                                    62                 (70)
                                                                 -------             -------
Cash flow used by operations                                      (2,874)             (3,512)
                                                                 -------             -------

Cash flows used in investing activities:
      Acquisition of property, plant and equipment                  (589)               (627)

Cash flows from financing activities:
      Debt proceeds                                                5,250               4,050
      Debt repayments                                             (2,971)             (2,986)
      Dividends paid                                                (768)               (384)
      Other equity changes                                            52                  50
                                                                 -------             -------

Net cash provided by financing activities                          1,563                 730
                                                                 -------             -------

Net decrease in cash and equivalents                              (1,900)             (3,409)
Cash and equivalents at beginning of year                          2,310               3,679
                                                                 -------             -------

Cash and equivalents at end of period                            $   410             $   270
                                                                 =======             =======

                                BIRD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------



1. In the opinion of Bird Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly its financial position as of June 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. Certain amounts in the three and six month periods of 1996 have been reclassified to conform to the current year presentation.

2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

     In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128 Earnings per Share"("FAS 128"). This pronouncement will be effective for the Company's year ended December 31, 1997 financial statements. FAS 128 will supersede the pronouncement of the Accounting Principles Board("APB") No. 15. The statement eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings per Share and Diluted Earnings per Share (formerly referred to as fully diluted earnings per share), if applicable. Basic Earnings per Share for the three and six month periods ended June 30, 1997 and 1996 are equivalent to primary earnings per common share after dividends as presented on the consolidated statements of operations. Diluted Earnings per Share are equivalent to fully diluted earnings (loss) per common share disclosed above.

                                BIRD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (CONTINUED)


4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction (in thousands):


                                             June 30,      December 31,
                                               1997           1996
                                             --------      -----------
      Current costs:
           Raw materials                     $ 1,503         $ 1,378
           Finished goods                      6,476           4,093
                                             -------        --------
                                               7,979           5,471

           Less: LIFO reserve                    198             198
                                             -------         -------
                                             $ 7,781         $ 5,273
                                             =======         =======



5. The Company's borrowing and debt obligations are summarized as follows (in thousands):


                                               June 30,      December 31,
                                                 1997            1996
                                               --------      ------------
      Debt Obligations:
           Term loan                            $   919        $ 1,804
           Revolving Credit Facility              3,350              0
           Obligations under capital leases         442            628
                                                -------        -------
                                                  4,711          2,432
           Less - portion due within one year     4,650          2,177
                                                -------        -------
      Long Term Debt                            $    61        $   255
                                                =======        =======



     Letters of credit outstanding as of June 30, 1997 totaled $855,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird") to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation.

     During the period January 1 through April 30, the Loan Agreement provided a $2 million over advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. The availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business.

                                BIRD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


     The interest rates on outstanding revolver and term loan borrowings at June 30, 1997 were 8.5% and 8.4375%, respectively. As of June 30, 1997, Bird was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

     On July 8, 1997, Bird Incorporated replaced its existing Loan Agreement with a new three year, $15,000,000 Revolving Credit and Security Agreement ("Credit Agreement") with Fleet National Bank. Up to $3 million of the revolving credit facility can be used for letters of credit.

     Borrowings by Bird Incorporated under the Credit Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by accounts receivable and inventory. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory. Under the new Credit Agreement, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of July 24, 1997, an aggregate of $10,600,000 was available to the Company under the terms of the Credit Agreement of which $5,500,000 remains available, net of current borrowings and letters of credit.

     The Credit Agreement contains financial and operating covenants which, among other things (i) require the Company to maintain prescribed levels of tangible net worth, total liabilities to tangible net worth, fixed charge coverage ratio and (ii) place limits on the company's capital expenditures.

     Interest on the new revolving credit commitment accrues at the Fleet Bank base rate less 1/2% (as specified in such Credit Agreement) or the London Interbank Offering Rate ("LIBOR") plus 1 1/2% at the Company's election. The interest rate on outstanding borrowings at July 24, 1997 was 7.11%.

6. Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 200 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At June 30, 1997, the Company has a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

     In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP")

                                BIRD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (CONTINUED)


     under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $350,000 payable over the next three years. At June 30, 1997, the Company has a reserve of $350,000 to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the cost to clean-up the groundwater. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, its remediation expense with respect to this site is not likely to have a material adverse effect on its consolidated financial position or results of operations of the Company.

7. Restrictions on the payment of dividends on common and preference stock are imposed by the terms of the Loan Agreement. Payment of dividends on preferred stock are permitted under the Loan Agreement. As of June 30, 1997, all dividends on the preferred stock have been declared and paid in full. The quarterly dividend on the preference stock due February 15 and May 15 have, with the consent of Fleet Capital, been declared and paid in full. The quarterly dividend on the preferred stock due September 1, 1997 in the amount of $7,000 and the quarterly dividend on the preference stock due August 15, 1997 in the amount of $377,000 were declared on July 22, 1997 and are expected to be paid in full. Dividends are in arrears on the preference stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996.

8. Bird warrants under certain circumstances, that its building material products meet certain manufacturing specifications. The warranty policy is unique to each portion of the labor and material cost and requires the owner to meet specific criteria such as proof of purchase, etc. Bird offers the original manufacturer's warranty only as part of the original sale and at no additional cost to the customer. In addition, for marketing considerations, Bird makes elective settlements in response to customer complaints. Bird records the liability for warranty claims when it determines that a specific liability exists or a payment will be made.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


FINANCIAL CONDITION
-------------------

As of June 30, 1997, the Company had cash and equivalents on hand totaling $410,000 and total debt of approximately $4.7 million. Letters of credit outstanding as of June 30, 1997 totaled $855,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the Loan and Security Agreement (the "Loan Agreement") dated November 30, 1994 between Bird and Fleet Capital Corporation.

During the period January 1 through April 30, the Loan Agreement provided a $2 million over-advance on accounts receivable and inventories in order to assist Bird in assuring adequate funding of any seasonal build-up of accounts receivable during the winter months. The availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. The interest rates on outstanding revolver and term loan borrowings at June 30, 1997 were 8.5% and 8.4375%, respectively. As of June 30, 1997, Bird was in compliance with each of the prescribed financial and operating covenants as outlined in the Loan Agreement.

On July 8, 1997, Bird Incorporated replaced its existing Loan Agreement with a new three year, $15,000,000 Revolving Credit and Security Agreement ("Credit Agreement") with Fleet National Bank. Up to $3 million of the revolving credit facility can be used for letters of credit.

Borrowings by Bird Incorporated under the Credit Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by accounts receivable and inventory. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory. Under the new Credit Agreement, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment, due to the seasonality of the building materials manufacturing business. As of July 24, 1997, an aggregate of $10,600,000 was available to the Company under the terms of the Credit Agreement of which $5,500,000 remains available, net of current borrowings and letters of credit.

The Credit Agreement contains financial and operating covenants which, among other things (i) require the Company to maintain prescribed levels of tangible net worth, total liabilities to tangible net worth, fixed charge coverage ratio and (ii) place limits on the company's capital expenditures.

Interest on the new revolving credit commitment accrues at the Fleet Bank base rate less 1/2% (as specified in such Credit Agreement) or the London Interbank Offering Rate ("LIBOR") plus 1 1/2% at the Company's election. The interest rate on outstanding borrowings at July 24, 1997 was 7.11%.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (CONTINUED)


Net cash and cash equivalents decreased during the six month period ended June 30, 1997 by approximately $1.9 million. The cash used by operations for the period ended June 30, 1997 decreased by $638,000 from $3,512,000 to $2,874,000 as compared to the same period in 1996. Cash used by operations was attributable to several changes in the balance sheet such as an a increase of $3,321,000 in trade accounts receivable and an increase of $2,508,000 in inventories, offset by an increase of $991,000 in liabilities not relating to financing activities. Due to the seasonality of the roofing business, the winter and spring months are historically the time when the Company builds its inventory in anticipation of sales for the summer and fall.

The Company used $589,000 in investing activities for the period ended June 30, 1997 as compared to $627,000 of cash used for capital expenditures during the same period in the prior year.

The net cash resulting from financing activities changed by $833,000 from the same period in the prior year. Cash provided by financing activities during 1997 was primarily due to approximately $2.3 million of net borrowings as compared to 1996 when the Company had net borrowings of approximately $1.1 million.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its working capital, projected capital expenditures and other financing needs.


RESULTS OF OPERATIONS
---------------------

Net sales increased $960,000 or 4.5% for the first six months of 1997 compared to the same period in the prior year. The Company's net sales decreased $1.8 million or 12% for the second quarter of 1997 compared to the same quarter in the prior year. The first quarter of 1996 was adversely affected by severe weather conditions, consequently, pent-up demand was released generating higher sales volume in the second quarter of 1996. Conversely, mild weather conditions in the northeastern region of the United States during the first quarter of 1997 accelerated sales normally made in the second quarter.

The Company's cost of sales for the first six months of 1997 compared to the same period in the prior year increased 3.6% from $18,575,000 to $19,244,000 primarily attributable to sales volume. The Company's cost of sales for the second quarter of 1997 compared to the same period in the prior year decreased 10.2% from $12,018,000 to $10,788,000 primarily due to the decrease in sales volume. For the three and six month periods ended June 30, 1997, cost of sales as percentage of sales increased 1.7% and decreased .7%, respectively, as compared to the same periods in the prior year. The fluctuations related primarily to volume variances and lower conversion costs.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (CONTINUED)


Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1997 decreased 28.6% from $2,070,000 to $1,478,000 and decreased 16.8%
for the six month comparative period from $3,444,000 to $2,865,000. SG&A expenses for the three and six month periods ended June 30, 1996 included costs of approximately $300,000 and $650,000, respectively, associated with the terminated merger agreement with CertainTeed Corporation.

Interest expense decreased approximately 27.5% from $142,000 to $103,000 for the second quarter of 1997 compared to the second quarter of 1996. For the six months ended June 30, 1997, interest expense decreased approximately 35.9% or $78,000 as compared to the same period in the prior year. The decreased interest expense relates to the reduction of debt.

During the second quarter of 1996, the Company favorably settled a legal dispute related to the cancellation of a Supply and Sales Representative Agreement with a former business partner. The settlement agreement called for Bird to receive total payments of $410,000 which was recorded as a "Gain on Disposal of Businesses".

No tax provision was recorded for the six month period ended June 30, 1997 as the company expects to utilize existing loss carryforwards to offset any future tax obligations. For the six month period ended June 30, 1996, no tax benefit was recorded as there was no reasonable assurance that related deferred tax assets would be realized in future taxable years.

The roofing business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Severe weather conditions also have a negative impact on short term profitability. Accordingly, the results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     (a) Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees for the Board of Directors, as listed in the Proxy Statement for the meeting, and all of such nominees were elected.

     (b) A brief description of each matter voted upon at the meeting, and the results of voting, are as follows:

          (i) Election of three directors to the class whose term expires in 2000:

                                              FOR                   WITHHELD
                                        -----------------        --------------

               Herbert I. Corkin        3,727,592  Shares        16,112  Shares
               R. Keith Long            3,727,492  Shares        16,212  Shares
               Joseph D. Vecchiolla     3,721,992  Shares        21,712  Shares

                                BIRD CORPORATION

                           PART II - OTHER INFORMATION
                           ---------------------------
                                   (CONTINUED)


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




                                       BIRD CORPORATION
                                       --------------------------------






Date:     July 29, 1997




                                       /s/ Richard C. Maloof
                                       -----------------------------------------
                                       Richard C. Maloof
                                       President and Chief Operating Officer




                                       /s/ Donald L. Sloper, Jr.
                                       -----------------------------------------
                                       Donald L. Sloper, Jr.
                                       Controller (Principal Accounting Officer)

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