Form 10-Q
period 1997-09-30
BIRD CORP
filed 1997-11-14
CIK 12245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE  SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED               SEPTEMBER 30, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________________ TO____________________

Commission file number                      0-828

                                BIRD CORPORATION
             (Exact name of registrant as specified in its charter)

    Massachusetts                                             04-3082903
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

1077 Pleasant Street   Norwood, MA                             02062
(Address of principal executive offices)                    (Zip Code)

(617) 551-0656
              (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed, since last report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 1, 1997. 4,155,377 shares.

                                BIRD CORPORATION



                                      INDEX



                                                                                             PAGE NO.
                                                                                             --------

Part I.   Financial Information:

Condensed Consolidated Balance Sheets
   September 30, 1997 and December 31, 1996................................................     2

Condensed Consolidated Statements of Operations for the
   Three and Nine Months Ended September  30, 1997 and 1996................................     4

Condensed Consolidated Statements of Cash Flows for the
   Nine Months Ended September 30, 1997 and 1996...........................................     5

Notes to Condensed Consolidated Financial Statements.......................................     6

Management's Discussion and Analysis of
   Financial Condition and Results of  Operations..........................................    10


Part II.  Other Information ...............................................................    13

BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                             (Unaudited)
                                                            September 30,       December 31,
                                                                 1997              1996
                                                                 ----              ----
ASSETS
CURRENT ASSETS:
  Cash and equivalents                                          $567              $2,310
  Accounts and notes receivable                                7,863               5,341
    Allowance for doubtful accounts                             (198)               (150)
  Inventories                                                  6,113               5,273
  Prepaid expenses and other assets                              284                 784
  Deferred income taxes                                          435                 435
                                                              ------              ------
      Total current assets                                    15,064              13,993
                                                              ------              ------
PROPERTY, PLANT AND EQUIPMENT:
  Land and land improvements                                   3,294               3,099
  Buildings                                                    7,039               6,936
  Machinery and equipment                                     31,011              30,455
  Construction in progress                                       320                 255
                                                              ------              ------
                                                              41,664              40,745
  Less - Depreciation                                         20,863              18,805
                                                              ------              ------
                                                              20,801              21,940
                                                              ------              ------
Deferred income taxes                                          3,631               3,631
Other assets                                                      40                 105
                                                              ------              ------
                                                             $39,536             $39,669
                                                             =======             =======



See accompanying notes to consolidated financial statements.

BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                                                   (Unaudited)
                                                                                   September 30,         December 31,
                                                                                      1997                  1996
                                                                                      ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses                                             $  7,913              $  8,441
  Revolving line of credit                                                             3,700                     0
  Long term debt, portion due within one year                                            349                 2,177
                                                                                    --------              --------
      Total current liabilities                                                       11,962                10,618

  Long term debt, portion due after one year                                               0                   255
  Other liabilities                                                                    3,254                 3,526
                                                                                    --------              --------
      Total liabilities                                                               15,216                14,399
                                                                                    --------              --------

STOCKHOLDERS' EQUITY:
  5 % cumulative preferred stock, par value $100. Authorized
    15,000 shares; issued 5,795 shares in 1997 and 5,820 shares in 1996
    (liquidating preference $110 per share, aggregating $637,000 in 1997
    and $640,000 in 1996)                                                                580                   582

  Preference stock, par value $1. Authorized 1,500,000 shares;
    issued 814,300 shares of $1.85 cumulative convertible
    preference stock (liquidating preference $20 per share,
    aggregating $16,286,000)                                                             814                   814

  Common stock, par value $1. Authorized 15,000,000 shares;
    4,430,489 shares issued in 1997 and 4,414,991 shares
    issued in 1996                                                                     4,430                 4,415
  Other capital                                                                       27,497                27,436
  Retained earnings (deficit)                                                         (6,010)               (4,986)
                                                                                    --------              --------
                                                                                      27,311                28,261
  Less -
    Treasury stock, at cost:
      Common - 275,112 shares in 1997 and 275,102
      shares in 1996                                                                  (2,991)               (2,991)
                                                                                    --------              --------
                                                                                      24,320                25,270
                                                                                    --------              --------

                                                                                    $ 39,536              $ 39,669
                                                                                    ========              ========


See accompanying notes to consolidated financial statements.

BIRD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                   (UNAUDITED)
                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    -------------                   -------------

                                                                 1997             1996           1997                1996
                                                                 ----             ----           ----                ----


Net sales                                                        $12,072         $17,084         $34,438         $38,490
                                                             -----------     -----------     -----------     -----------
Costs and expenses:
   Cost of sales                                                  10,782          13,545          30,026          32,120
   Selling, general and administrative expense                     1,191           1,825           4,056           5,269
   Interest expense                                                   89             137             228             354
   Gain on disposal of businesses                                      0            (535)              0            (945)
                                                             -----------     -----------     -----------     -----------
     Total costs and expenses                                     12,062          14,972          34,310          36,798
                                                             -----------     -----------     -----------     -----------
Earnings from continuing operations
   before income taxes                                                10           2,112             128           1,692
Provision (benefit) for income taxes                                   0               0               0               0
                                                             -----------     -----------     -----------     -----------
Earnings from continuing operations                                   10           2,112             128           1,692
Earnings from discontinued operations                                  0              81               0             141
                                                             -----------     -----------     -----------     -----------
Net earnings before dividends                                         10           2,193             128           1,833

Preferred and preference stock cumulative dividends 384              384           1,152           1,152
                                                             -----------     -----------     -----------     -----------
Net earnings (loss) applicable to common stock                     ($374)         $1,809         ($1,024)           $681
                                                             ===========     ===========     ===========     ===========

Primary earnings (loss) per common share after dividends:
   Continuing operations                                          ($0.09)          $0.42          ($0.25)          $0.13
   Discontinued operations                                         $0.00           $0.02           $0.00           $0.03
                                                             -----------     -----------     -----------     -----------
                                                                  ($0.09)          $0.44          ($0.25)          $0.16
                                                             ===========     ===========     ===========     ===========
Fully diluted earnings (loss) per common share
   after dividends:
   Continuing operations                                          ($0.09)          $0.42          ($0.25)          $0.13
   Discontinued operations                                         $0.00           $0.02           $0.00           $0.03
                                                             -----------     -----------     -----------     -----------
                                                                  ($0.09)          $0.44          ($0.25)          $0.16
                                                             ===========     ===========     ===========     ===========
Average number of shares used in primary
   earnings per share computations                             4,152,629       4,132,572       4,148,059       4,138,836
                                                             ===========     ===========     ===========     ===========




See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        (UNAUDITED)
                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                      -------------
                                                                   1997            1996
                                                                   ----            ----
Cash flows provided (used) by operations:
Net earnings                                                       $128          $1,833
Adjustments to reconcile to net cash used by operations:
  Depreciation and amortization                                   2,157           2,096
  Provision for losses on accounts receivable                        16              78
Changes in balance sheet items:
  Accounts receivable                                            (2,490)         (5,532)
  Inventories                                                      (840)           (547)
  Prepaid expenses                                                  401             765
  Liabilities not related to financing activities                  (800)            817
  Other assets                                                       65             (62)
                                                                 ------          ------
Cash flows used by operations                                    (1,363)           (552)
                                                                 ------          ------

Cash flows used in investing activities:
  Acquisition of property, plant and equipment                     (919)           (883)

Cash flows from financing activities:
  Debt proceeds                                                   6,400           7,670
  Debt repayments                                                (4,783)         (8,933)
  Dividends paid                                                 (1,152)           (768)
  Other equity changes                                               74              74
                                                                 ------          ------
Net cash provided (used) by financing activities                    539          (1,957)
                                                                 ------          ------
Net decrease in cash and equivalents                             (1,743)         (3,392)

Cash and equivalents at beginning of year                         2,310           3,679
                                                                 ------          ------
Cash and equivalents at end of period                              $567            $287
                                                                 ======          ======




See accompanying notes to consolidated financial statements.

                                BIRD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Bird Corporation (the "Company"), the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly its financial position as of September 30, 1997 and December 31, 1996 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996.

2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

         In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128 Earnings per Share"("FAS 128"). This pronouncement will be effective for the Company's year ended December 31, 1997 financial statements. FAS 128 will supersede the pronouncement of the Accounting Principles Board("APB") No. 15. The statement eliminates the calculation of primary earnings per share and requires the disclosure of Basic Earnings per Share and Diluted Earnings per Share (formerly referred to as fully diluted earnings per share), if applicable. Basic Earnings per Share for the three and nine month periods ended September 30, 1997 and 1996 are equivalent to primary earnings per common share after dividends as presented on the consolidated statements of operations. Diluted Earnings per Share are equivalent to fully diluted earnings
         (loss) per common share disclosed above.

4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction (in thousands):

                                                                       September 30,             December 31,
                                                                           1997                        1996
                                                                           ----                        ----
         Current costs:
              Raw materials                                            $   1,229                    $   1,378
              Finished goods                                               5,082                        4,093
                                                                       ---------                    ---------
                                                                           6,311                        5,471
              Less: LIFO reserve                                             198                          198
                                                                       ----------                   ----------
                                                                       $   6,113                    $   5,273
                                                                       =========                    =========

                                BIRD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



5. The Company's borrowing and debt obligations are summarized as follows (in thousands):

                                              September 30,  December 31,
                                                 1997          1996
                                                 ----          ----
Debt Obligations:
     Term loan                                 $    0        $1,804
     Revolving Credit Facility                  3,700             0
     Obligations under capital leases             349           628
                                               ------        ------
                                                4,049         2,432
     Less - portion due within one year         4,049         2,177
                                               ------        ------
Long Term Debt                                     $0          $255
                                               ======        ======

         The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird") to borrow under the three year, $15,000,000 Revolving Credit and Security Agreement (the "Credit Agreement") dated July 8, 1997 between Bird and Fleet National Bank ("Fleet"). Up to $3 million of the revolving credit facility can be used for letters of credit. As of September 30, 1997, letters of credit outstanding totaled $805,000.

         Borrowings by Bird Incorporated under the Credit Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by accounts receivable and inventory. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory. Under the Credit Agreement, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of September 30, 1997, an aggregate of $9,750,000 was available to the Company under the terms of the Credit Agreement of which $5,245,000 remains available, net of current borrowings and letters of credit.

         Interest on the Credit Agreement accrues at the Fleet Bank base rate less 1/2% (as specified in such Credit Agreement) or the London Interbank Offering Rate ("LIBOR") plus 1 1/2% at the Company's election. The interest rate on outstanding borrowings at September 30, 1997 was 7.125%.

         The Credit Agreement contains financial and operating covenants which, among other things (i) require the Company to maintain prescribed levels of tangible net worth, total liabilities to tangible net worth, fixed charge coverage ratio and (ii) place limits on the Company's capital expenditures. As of September 30, 1997, the Company was in default under Section 5.9 of the Credit Agreement as a result of failing to achieve the minimum fixed charge coverage ratio for the third quarter of 1997. As a result of the weak re-roofing market during 1997, sales volume and earnings were less than anticipated, negatively impacting cash flow. At the request of the Company, Fleet waived the fixed ratio covenant for the third quarter without penalty.

                                BIRD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



6. Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 200 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At September 30, 1997, the Company has a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

         In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") as a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA"), in connection with the existence of hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990 the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings, and to pay certain other expenses including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $500,000 payable over the next three years. At September 30, 1997, the Company has adequate reserve to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the cost to clean-up the groundwater. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, the remediation expense with respect to this site is not likely to have a material adverse effect on the consolidated financial position or results of operations of the Company.

7. The Company has owned and operated a sanitary landfill since the late 1960's used exclusively by the Company's roofing plant for the disposal of its own manufacturing process waste, primarily asphalt roofing materials. No hazardous or other specially regulated wastes have been disposed of at this site. As a result of a 1995 regulatory decision by the Massachusetts Department of Environmental Protection ("D.E.P.") to disallow the continued operation of all unlined landfills, the company chose not to seek to renew its operating permit

                                BIRD CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



         at the state or local level which expired at the end of August 1997. To continue to operate the landfill would be of no financial benefit over the existing outside disposal alternatives, given the new regulatory requirements and the minimal quantities of waste being disposed of presently. Therefore, as a result of this decision, the Company has begun negotiating a landfill closure plan with the D.E.P. which will commence construction in 1998 and be completed in 1999. As of September 30, 1997, the Company has maintained a reserve of approximately $800,000 to cover the estimated cost to close the landfill. Management believes that the closure expense with respect to this site will not have a material adverse effect on the results of operations or financial condition of the Company.

8. Restrictions on the payment of dividends on common and preference stock are imposed by the terms of the Credit Agreement. Payment of dividends on currently accrued preferred and preference stock are permitted under the Credit Agreement. Dividends in arrears on the preference stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996 require Fleet approval prior to distribution. As of September 30, 1997, all dividends accrued on the preferred stock have been declared and paid in full. The quarterly dividend on the preferred stock due December 1, 1997 in the amount of $7,000 and the quarterly dividend on the preference stock due November 15, 1997 in the amount of $377,000 were declared on September 16, 1997 and, with the consent of Fleet, are expected to be paid in full.

9. Bird warrants under certain circumstances, that its building material products meet certain manufacturing specifications. The warranty policy is unique to each portion of the labor and material cost and requires the owner to meet specific criteria such as proof of purchase, etc. Bird offers the original manufacturer's warranty only as part of the original sale and at no additional cost to the customer. Bird records the liability for warranty claims when it determines that a specific liability exists or a payment will be made.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

As of September 30, 1997, the Company had cash and equivalents on hand totaling $567,000 and total debt of approximately $4 million. Letters of credit outstanding as of September 30, 1997 totaled $805,000. The Company plans to continue its aggressive efforts of managing working capital as a means of generating funds. The Company's external financing needs are augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under the three year $15,000,000 Revolving Credit and Security Agreement (the "Credit Agreement") dated July 8, 1997 between Bird and Fleet National Bank ("Fleet"). Up to $3 million of the revolving credit facility can be used for letters of credit.

Borrowings by Bird Incorporated under the Credit Agreement are guaranteed by the Company and the Company's other subsidiaries and are secured by accounts receivable and inventory. The revolving credit line availability is determined with reference to a percentage of accounts receivable and inventory. Under the Credit Agreement, the availability calculation does not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of September 30, 1997, an aggregate of $9,750,000 was available to the Company under the terms of the Credit Agreement of which $5,245,000 remains available, net of current borrowings and letters of credit.

Interest on the Credit Agreement accrues at the Fleet Bank base rate less 1/2% (as specified in such Credit Agreement) or the London Interbank Offering Rate ("LIBOR") plus 1 1/2% at the Company's election. The interest rate on outstanding borrowings at September 30, 1997 was 7.125%.

The Credit Agreement contains financial and operating covenants which, among other things (i) require the Company to maintain prescribed levels of tangible net worth, total liabilities to tangible net worth, fixed charge coverage ratio and (ii) place limits on the Company's capital expenditures. As of September 30, 1997, the Company was in default under Section 5.9 of the Credit Agreement as a result of failing to achieve the minimum fixed charge coverage ratio for the third quarter of 1997. As a result of the weak re-roofing market during 1997, sales volume and earnings were less than anticipated, negatively impacting cash flow. At the request of the Company, Fleet waived the fixed ratio covenant for the third quarter without penalty.

Net cash and cash equivalents decreased during the nine month period ended September 30, 1997 by approximately $1.7 million. The cash used by operations for the period ended September 30, 1997 increased by $811,000 from $552,000 to $1,363,000 as compared to the same period in 1996. Cash used by operations was attributable to several changes in the balance sheet such as an a increase of $2,490,000 in trade accounts receivable, an increase of $840,000 in inventories, and by an increase of $800,000 in liabilities not relating to financing activities; offset by a decrease of $401,000 in prepaid expenses and $2,157,000 of depreciation expense.

The Company used $919,000 for capital expenditures for the period ended September 30, 1997 as compared to $883,000 of cash used during the same period in the prior year.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



The net cash resulting from financing activities changed by $2,496,000 from the same period in the prior year. Cash provided by financing activities during 1997 was primarily due to approximately $1.6 million of net borrowings as compared to 1996 when the Company had repayments of debt approximately $1.3 million.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its working capital, projected capital expenditures and other financing needs.


RESULTS OF OPERATIONS

Net sales decreased $4,052,000 or 10.5% for the first nine months of 1997 compared to the same period in the prior year. The Company's net sales decreased $5,012,000 or 29.3% for the third quarter of 1997 compared to the same quarter in the prior year. Mild weather conditions in the northeastern region of the United States during the first nine months of 1997 unfavorably affected sales. In addition, competitive pricing pressure also had an adverse effect on sales volume.

The Company's cost of sales for the first nine months of 1997 compared to the same period in the prior year decreased 6.5% from $32,120,000 to $30,026,000 primarily attributable to sales volume. The Company's cost of sales for the third quarter of 1997 compared to the same period in the prior year decreased 20.4% from $13,545,000 to $10,782,000 primarily due to the decrease in sales volume. For the three and nine month periods ended September 30, 1997, cost of sales as percentage of sales increased 10% and increased 3.7%, respectively, as compared to the same periods in the prior year. The fluctuations related primarily to volume variances and lower conversion costs.

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1997 decreased 34.7% from $1,825,000 to $1,191,000 and decreased 23% for the nine month comparative period from $5,269,000 to $4,056,000. SG&A expenses for the three and nine month periods ended September 30, 1996 included costs of approximately $500,000 and $1,150,000, respectively, associated with the terminated merger agreement with CertainTeed Corporation and the closed investigation by the United State Department of Justice.

Interest expense decreased approximately 35% from $137,000 to $89,000 for the third quarter of 1997 compared to the third quarter of 1996. For the nine months ended September 30, 1997, interest expense decreased approximately 35.6% or $126,000 as compared to the same period in the prior year. The decreased interest expense relates to the reduction of debt.

Gain on Disposal of Businesses for the three and nine month periods ended September 30, 1996 reflects the favorable settlement of legal disputes related to former businesses of $535,000 and $945,000, respectively.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


No tax provisions were recorded for the three and nine month periods ended September 30, 1997 and September 30, 1996 as the Company expects to utilize existing loss carryforwards to offset any future tax obligations.

The roofing business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Severe weather conditions also have a negative impact on short term profitability. Accordingly, the results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

                                BIRD CORPORATION

                           PART II - OTHER INFORMATION



Item  2.  Changes in Securities

         The Revolving Credit and Security Agreement dated as of July 8, 1997 ("Credit Agreement") by and among Bird Incorporated, a wholly owned subsidiary of the Company, and Fleet National Bank imposes restrictions on the Company with respect to the purchase, redemption, or other retirement of, or any other distribution on or in respect of any shares of any class of capital stock of the Company with the exception of payments of dividends on the Company's 5% cumulative preferred stock, and $1.85 cumulative preference stock ("Preference Stock") which accrue after the date of the Credit Agreement.

         The Company is in arrears in the payment of dividends on its Preference Stock. (See Item 3 (b), below). The Articles of Organization of the Company provide that in the event that full cumulative dividends on the Preference Stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or make payment on its common stock, until full cumulative dividends on the Preference Stock are declared and paid or set aside for payment.


Item 3.  Defaults Upon Senior Securities

         (b) Dividends are in arrears on the Preference Stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 10 (z) - Revolving Credit and Security Agreement dated as of July 8, 1997 by and between Fleet National Bank and Bird Incorporated.

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




                                          BIRD CORPORATION





Date:     November 14, 1997




/s/ Richard C. Maloof
---------------------
                                       Richard C. Maloof
                                       President and Chief Operating Officer




/s/ Donald L. Sloper, Jr.
-------------------------
                                       Donald L. Sloper, Jr.
                                       Controller (Principal Accounting Officer)

                                BIRD CORPORATION

                                  EXHIBIT INDEX

                                                                                                          Sequential
Exhibit No.                                                                                                 Page No.
-----------                                                                                                 --------

10(z) Revolving Credit and Security Agreement dated as of July 8, 1997 by and between Fleet National Bank and Bird Incorporated.

11       Statement regarding computation of per share earnings