Form 10-K
period 1997-12-31
BIRD CORP
filed 1998-03-31
CIK 12245

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Registrant's telephone number, including area code: (781) 551-0656

Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                    ON WHICH REGISTERED
         -------------------                   ---------------------
                NONE                                   NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1 per share
                               (TITLE OF CLASS)

     $1.85 Cumulative Convertible Preference Stock, par value $1 per share
                               (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of common stock, par value $1 per share, held by non-affiliates as of March 3, 1998 was $910,000. As of March 3, 1998 there were 4,161,376 shares of Bird Corporation common stock, par value $1 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

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

SIGNIFICANT BUSINESS DEVELOPMENT

     On February 16, 1998 BI Expansion II Corp. ("Acquisition Sub"), a wholly-owned subsidiary of CertainTeed Corporation ("CertainTeed"), an indirect wholly-owned subsidiary of Compagnie de Saint-Gobain (Paris, France), accepted for payment pursuant to a cash tender offer (the "Tender Offer") 3,991,022 shares of the common stock, $1 par value per share, of the Company (the "Common Stock"), or approximately 96% of the common Stock outstanding, and 772,735 shares of the $1.85 Cumulative Convertible Preference Stock, $1 par value per share, of the Company (the "Preference Stock"), or approximately 95% of the Preference Stock outstanding, at a price of $5.50 per share of Common Stock and $20 per share of Preference Stock, without any adjustment for dividends accrued and unpaid through the date of the expiration of the Tender Offer (February 13, 1998).

     As a result of the completion of the Tender Offer, CertainTeed owns, through Acquisition Sub, all but 170,354 shares of the outstanding shares of Common Stock and all but 41,565 shares of the outstanding shares of Preference Stock. The Common Stock no longer meets the continuing inclusion requirements for Nasdaq National Market securities, and there is little or no market for either the Common Stock or the Preference Stock. Accordingly, the Company withdrew from Nasdaq Stock Market listing the Common Stock and the Preference Stock, effective at the close of business on March 3, 1998.

     The Tender Offer was the first step in the acquisition of the Company by CertainTeed contemplated by an Agreement and Plan of Merger dated as of January 12, 1998 (the "Merger Agreement") between the Company, CertainTeed and Acquisition Sub. The second step in the transaction will be the merger (the "Merger") of Acquisition Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of CertainTeed. Upon the effectiveness of the Merger, each outstanding share of Common Stock (other than shares held by stockholders who perfect their appraisal rights under Massachusetts law, shares held in the Company's treasury and shares held directly by Acquisition Sub or CertainTeed) will be converted into the right to receive $5.50 in cash, and each share of Preference Stock (other than shares held by stockholders who perfect their appraisal rights under Massachusetts law, shares held in the company's treasury and shares held directly by Acquisition Sub or CertainTeed) will be converted into the right to receive $20 in cash, which amount will not be adjusted for any dividends accrued and unpaid through the date of the consummation of the Merger. Outstanding options to acquire shares of Common Stock with an exercise price of less than $5.50 per share will be converted into the right to receive a cash payment equal to the number of shares purchasable upon exercise of the option multiplied by the difference between $5.50 and the exercise price. The Company's outstanding 5% Cumulative Preferred Stock, par value $100 per share ("5% Stock"), will remain issued and outstanding upon the effectiveness of the Merger and will be called for redemption and retirement as soon as is practicable thereafter at a price equal to $110, plus all accrued and unpaid dividends thereon as of the date of redemption and retirement. The total consideration for CertainTeed's acquisition of the Company is approximately $40 million, including payment for the Common Stock and the Preference Stock pursuant to the Tender Offer and Merger and for the 5% Stock upon redemption, but excluding outstanding indebtedness of the Company.

     The closing of the Merger is anticipated during the second quarter of 1998, following distribution of an information statement to the Company's stockholders and approval of the Merger Agreement at a special meeting of stockholders. The consummation of the Merger is subject to approval of the Merger Agreement by at least 66 2/3% of the outstanding shares of Common Stock and at least 66 2/3% of the outstanding shares of

Preference Stock. As a result of the completion of the Tender Offer, Acquisition Sub has sufficient voting power to effect the Merger without the vote of any other stockholder of the Company.

HOUSING GROUP

     Asphalt roofing products are manufactured and sold at the Company's facilities in Norwood, Massachusetts. Asphalt shingles and roll roofing are produced by coating a fiberglass mat with a mixture of hot asphalt and crushed rock (commonly called filler) and covering the coated mat with Company-manufactured roofing granules. The Company's facilities include a roofing manufacturing facility, a granule plant, a quarry, an asphalt plant and a closed private landfill that was for the Company's use only.

     The Company's Housing Group produced vinyl siding products at its plant in Bardstown, Kentucky prior to the sale of such facility in March 1995. Additionally, the Company sold its interest in Kensington, its joint venture in the replacement window fabrication business in June 1995.

     Net sales of the components of the Housing Group as a percentage of consolidated net sales of the Company were as follows: sales of asphalt roofing products, 100% in 1997, 100% in 1996 and 80% in 1995; sales of vinyl products, 20% in 1995. One customer accounted for slightly more than 15% of the Company's sales during 1997 and 1996 and 10% during 1995.

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

RAW MATERIALS

     The principal raw materials used in the manufacture of asphalt roofing products are fiberglass mat, asphalt saturants and coatings and crushed granules. The Company's requirements for fiberglass mat are met primarily with one vendor under an agreement which expires December 31, 1999 with an option to extend for an additional two years. Fiberglass mat is also generally available in adequate quantities from a number of outside suppliers. Asphalt saturants and coatings were, until early 1995, purchased from a major oil refinery. These materials are also available from other sources at a higher delivered cost. Since completion of construction of an asphalt plant in January 1995, the Company has been able to process asphalt at its roofing facility, thereby reducing its costs and decreasing the potential for temporary interruptions in its manufacturing operations. The Company can produce all of its current granule requirements at its granule plant.

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

EMPLOYEES

     At December 31, 1997, the Company employed 160 people.

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

ROOFING MANUFACTURING FACILITY

     The Company owns its asphalt roofing manufacturing facility in Norwood, Massachusetts. The Norwood plant includes the roofing manufacturing facility, a granule plant and an asphalt plant. The Company's quarry is located in Wrentham, Massachusetts, and its closed private landfill is located in Walpole, Massachusetts. The Company leases an industrial laminator and certain other equipment which were fabricated for use in its roofing plant. The laminator lease expires in 1998. The Company completed the construction of an asphalt oxidizer plant at the Norwood premises in January 1995 to ensure a continuous supply of asphalt. The Company also leases an asphalt storage tank and terminal facilities in Providence, Rhode Island.

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

     On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. The consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have been contaminated by leaks from an underground storage tank previously removed by the Company. On December 23, 1996, the consent order was satisfactorily closed between the ADEQ and the Company; however, the remediation work must still be completed. The Company's management believes that the net remediation cost to the Company will be approximately $150,000. As of December 31, 1997, the Company had a reserve of $150,000 for the estimated cost of clean-up. The Company anticipates that $250,000 will be reimbursed to the Company from the Arizona State Assurance Fund in accordance with Arizona law and regulation.

     In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $200,000 payable over the next three years. At December 31, 1997, the Company had a reserve of $200,000 to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the cost to clean-up the groundwater. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, the remediation expense with respect to this site is not likely to have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has owned and operated a sanitary landfill since the late 1960's used exclusively by the Company's roofing plant for the disposal of its own manufacturing process waste, primarily asphalt roofing materials. No hazardous or other specially regulated wastes have been disposed of at this site. As a result of a 1995 regulatory decision by the Massachusetts Department of Environmental Protection ("D.E.P.") to disallow the continued operation of all unlined landfills, the Company chose not to seek to renew its operating permit at the state or local level which expired at the end of August 1997. To continue to operate the landfill would be of no financial benefit over the existing outside disposal alternatives, given the new regulatory requirements and the minimal quantities of waste being disposed of presently. Therefore, as a result of this decision, the Company has begun negotiating a landfill closure plan with the D.E.P. which may commence construction in 1998 and be completed in 1999. As of December 31, 1997, the Company had a reserve of approximately $800,000 to cover the estimated cost to close the landfill. Management believes that the closure expense with respect to this site will not have a material adverse effect on the results of operations or financial condition of the Company.

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

     Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 150 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At December 31, 1997, the Company has a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

     In 1992, a subsidiary of the Company, Bird Atlantic Corporation ("BAC") formerly Atlantic Building Products Corporation, commenced an action against a former vendor, alleging violation of an exclusive distributorship without adequate and fair compensation to BAC. A jury trial was held in November 1995 in the Superior Court of Plymouth County, Massachusetts. The jury found in favor of BAC and judgement was entered on January 26, 1996 in the principal amount of approximately $1.8 million. The award, with interest accruing at 12% per annum, is expected to be in excess of $3 million and will not be reported as income until collected. The defendant and BAC have appealed the judgement.

     On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird Incorporated, a wholly owned subsidiary of the Company. The complaint alleges that Bird Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of defending against the complaint. The Company has tendered the defense of the action to several insurance carriers, which have assumed its defense. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

INSURANCE AND PRODUCT LIABILITY CLAIMS

     On June 1, 1993, Wausau commenced action in the Superior Court for Norfolk County, Massachusetts, against Bird seeking a declaratory judgment that certain built-up roofing and fiber glass based shingle claims made against Bird were not covered by liability insurance policies issued by Wausau. Bird asserts that the claims are covered and has answered the complaint. A trial is expected in 1999. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the executive officers of the Company as of March 2, 1998, the date from which they have served as officers and their present positions with the Company are as follows:

Richard C. Maloof.........   52    January 1985  President and Chief Operating
                                                 Officer

Frank S. Anthony..........   51    May 1984      Vice President, General Counsel
                                                 and Corporate Secretary

     Mr. Maloof joined the Company in October 1971. He has held various positions such as Senior Roofing Engineer, Manufacturing Manager -- Pacific Division, Vice President of Manufacturing and President of the Roofing Division. Mr. Maloof holds an engineering degree. He was elected President and COO in May 1995 and was also elected to the Board of Directors in 1995. Mr. Anthony is an attorney and joined the Company in 1983.

     These officers are appointed annually at an organizational meeting of the Board of Directors immediately following the annual meeting of stockholders. There are no family relationships among any of the officers of the Company nor are any of the officers related to any member of the Board of Directors.

     The Company has entered into an employment agreement with Mr. Maloof which provides severance to him after a change in control of the Company. On February 16, 1998 a change of control occurred when CertainTeed and Acquisition Sub completed the Tender Offer. Mr. Maloof was paid an aggregate of $720,000 on February 20, 1998 in satisfaction of his employment contract.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

COMMON STOCK INFORMATION

     The Company had 1,994 common shareholders of record at December 31, 1997.

     Prior to March 4, 1998, the Common Stock was quoted in the Nasdaq National Market under the symbol BIRD. The range of high and low prices for the Common Stock as reported by NASDAQ for the periods indicated is set forth below.

                                               1997             1996
                                            -----------      -----------
QUARTER                                     HIGH    LOW      HIGH    LOW
-------                                     ----    ---      ----    ---
First.....................................  6 5/16  5 3/16    7 5/8   4 1/8
Second....................................  5 1/2   3 5/8     7 1/2   3 1/4
Third.....................................  5 1/8   3 1/2     4 3/4   2 3/4
Fourth....................................  4 3/4   3 23/32   6       4 1/2

     The Company paid no cash dividends on its Common Stock during 1997 or 1996.

     As of December 31, 1997, the Company was in arrears in the payment of five dividends on its Preference Stock. In addition, the Company did not declare the Preference Stock dividend due February 15, 1998. Dividends accrued and unpaid on the Preference Stock were $1,883,000 in the aggregate as of December 31, 1997 and $2,260,000 after February 15, 1998. In anticipation of the redemption of the 5% Stock following the Merger, the Company did not declare and pay the dividend on the 5% Stock due March 1, 1998. The Restated Articles of Organization of the Company provide that as long as any arrearage on the payment of dividends on the Company's 5% Stock exists, no dividends may be declared or paid on any other class of stock of the Company and further provides that in the event that full cumulative dividends on the Preference Stock have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or purchase, redeem, or otherwise acquire, its Common Stock until full cumulative dividends on the Preference Stock have been declared and paid or set aside for payment.

ITEM 6.  SELECTED FINANCIAL DATA

     The following tables set forth certain financial data and are qualified in their entirety by the more detailed Consolidated Financial Statements and information included elsewhere herein:

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                         1997       1996        1995        1994        1993
                                        -------    -------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.............................  $43,132    $51,956    $ 54,180    $167,886    $187,745
                                        -------    -------    --------    --------    --------
Costs and expenses:
  Cost of sales.......................   38,366     43,840      48,007     136,878     151,664
  Selling, general and administrative
     expenses.........................    5,621      5,764      11,817      28,786      32,716
  Other (income) expense..............     (178)       667         372       4,680       5,903
  Interest expense....................      300        435         927       4,782       2,472
  Loss (gain) on disposal of
     businesses.......................        0       (919)    (17,570)     (1,313)        268
                                        -------    -------    --------    --------    --------
Earnings (loss) from continuing
  operations before income taxes......     (977)     2,169      10,627      (5,927)     (5,278)
Provision (benefit) for income
  taxes...............................        0          0      11,424      (7,010)       (637)
                                        -------    -------    --------    --------    --------
Earnings (loss) from continuing
  operations..........................     (977)     2,169        (797)      1,083      (4,641)
                                        -------    -------    --------    --------    --------
Discontinued operations:
  Gain (loss) from operations of
     discontinued businesses, net of
     taxes............................        0          0           0       1,245     (15,414)
  Income (loss) on disposal of
     businesses, net of taxes.........      595        134     (11,252)     (6,011)    (11,000)
                                        -------    -------    --------    --------    --------
Net earnings (loss) from discontinued
  operations..........................      595        134     (11,252)     (4,766)    (26,414)
                                        -------    -------    --------    --------    --------
Cumulative effect of accounting
  change..............................        0          0           0           0       2,733
                                        -------    -------    --------    --------    --------
Net earnings (loss)...................  $  (382)   $ 2,303    $(12,049)   $ (3,683)   $(28,322)
                                        =======    =======    ========    ========    ========
Basic and diluted earnings (loss) per
  common share:
  Continuing operations...............  $ (0.60)   $  0.15    $  (0.57)   $  (0.11)   $  (1.51)
  Discontinued operations.............     0.14       0.03       (2.74)      (1.20)      (6.45)
  Cumulative effect of accounting
     change...........................     0.00       0.00        0.00        0.00        0.67
                                        -------    -------    --------    --------    --------
Net earnings (loss) per common
  share...............................  $ (0.46)   $  0.18    $  (3.31)   $  (1.31)   $  (7.29)
                                        =======    =======    ========    ========    ========
Cash dividend per common share........  $  0.00    $  0.00    $   0.00    $   0.00    $   0.15
                                        =======    =======    ========    ========    ========

SELECTED CONSOLIDATED BALANCE SHEET DATA

                                                            DECEMBER 31,
                                       -------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                       -------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Total assets.........................  $34,248    $ 39,669    $ 43,703    $ 85,705    $123,229
Working capital......................  $ 1,993    $  3,375    $  5,978    $  5,627    $ 30,090
Long-term debt, excluding current
  portion............................  $     0    $    255    $  4,869    $ 12,504    $ 43,127
Stockholders' equity.................  $23,830    $ 25,270    $ 24,416    $ 37,718    $ 40,561

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION BY CERTAINTEED CORPORATION

     On February 16, 1998 BI Expansion II Corp. ("Acquisition Sub"), a wholly-owned subsidiary of CertainTeed Corporation ("CertainTeed"), an indirect wholly-owned subsidiary of Compagnie de Saint-Gobain (Paris, France), accepted for payment pursuant to a cash tender offer (the "Tender Offer") 3,991,022 shares of the common stock, $1 par value per share, of the Company (the "Common Stock"), or approximately 96% of the common Stock outstanding, and 772,735 shares of the $1.85 Cumulative Convertible Preference Stock, $1 par value per share, of the Company (the "Preference Stock"), or approximately 95% of the Preference Stock outstanding, at a price of $5.50 per share of Common Stock and $20 per share of Preference Stock, without any adjustment for dividends accrued and unpaid through the date of the expiration of the Tender Offer (February 13, 1998).

     As a result of the completion of the Tender Offer, CertainTeed owns, through Acquisition Sub, all but 170,354 shares of the outstanding shares of Common Stock and all but 41,565 shares of the outstanding shares of Preference Stock. The Common Stock no longer meets the continuing inclusion requirements for Nasdaq National Market securities, and there is little or no market for either the Common Stock or the Preference Stock. Accordingly, the Company withdrew from Nasdaq Stock Market listing the Common Stock and the Preference Stock, effective at the close of business on March 3, 1998.

     The Tender Offer was the first step in the acquisition of the Company by CertainTeed contemplated by an Agreement and Plan of Merger dated as of January 12, 1998 (the "Merger Agreement") between the Company, CertainTeed and Acquisition Sub. The second step in the transaction will be the merger (the "Merger") of Acquisition Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of CertainTeed. Upon the effectiveness of the Merger, each outstanding share of Common Stock (other than shares held by stockholders who perfect their appraisal rights under Massachusetts law, shares held in the Company's treasury and shares held directly by Acquisition Sub or CertainTeed) will be converted into the right to receive $5.50 in cash, and each share of Preference Stock (other than shares held by stockholders who perfect their appraisal rights under Massachusetts law, shares held in the company's treasury and shares held directly by Acquisition Sub or CertainTeed) will be converted into the right to receive $20 in cash, which amount will not be adjusted for any dividends accrued and unpaid through the date of the consummation of the Merger. Outstanding options to acquire shares of Common Stock with an exercise price of less than $5.50 per share will be converted into the right to receive a cash payment equal to the number of shares purchasable upon exercise of the option multiplied by the difference between $5.50 and the exercise price. The Company's outstanding 5% Cumulative Preferred Stock, par value $100 per share ("5% Stock"), will remain issued and outstanding upon the effectiveness of the Merger and will be called for redemption and retirement as soon as is practicable thereafter at a price equal to $110, plus all accrued and unpaid dividends thereon as of the date of redemption and retirement. The total consideration for CertainTeed's acquisition of the Company is approximately $40 million, including payment for the Common Stock and the Preference Stock pursuant to the Tender Offer and Merger and for the 5% Stock upon redemption, but excluding outstanding indebtedness of the Company.

     The closing of the Merger is anticipated during the second quarter of 1998, following distribution of an information statement to the Company's stockholders and approval of the Merger Agreement at a special meeting of stockholders. The consummation of the Merger is subject to approval of the Merger Agreement by at least 66 2/3% of the outstanding shares of Common Stock and at least 66 2/3% of the outstanding shares of Preference Stock. As a result of the completion of the Tender Offer, Acquisition Sub has sufficient voting power to effect the Merger without the vote of any other stockholder of the Company.

FINANCIAL CONDITION

     As of December 31, 1997, the Company had cash and equivalents on hand totaling $784,000 and total debt of approximately $2 million. Letters of credit outstanding as of December 31, 1997 totaled $805,000. The Company's external financing needs were augmented by the ability of its wholly owned subsidiary, Bird Incorporated ("Bird"), to borrow under a new three year $15,000,000 Revolving Credit and Security

Agreement (the "Credit Agreement") dated July 8, 1997 between Bird and Fleet National Bank ("Fleet"). Up to $3 million of the revolving credit facility could be used for letters of credit. This agreement superceded the Loan and Security Agreement dated November 30, 1994, as amended March 8, 1995, between Bird and Fleet Capital Corporation.

     Borrowings by Bird Incorporated under the Credit Agreement were guaranteed by the Company and the Company's other subsidiaries and were secured by accounts receivable and inventory. The revolving credit line availability was determined with reference to a percentage of accounts receivable and inventory. Under the Credit Agreement, the availability calculation did not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of December 31, 1997, an aggregate of $5,864,000 was available to the Company under the terms of the Credit Agreement of which $3,358,000 remained available, net of current borrowings and letters of credit.

     Interest on the Credit Agreement accrued at the Fleet Bank base rate less 1/2% (as specified in such Credit Agreement) or the London Interbank Offering
Rate ("LIBOR") plus 1 1/2% at the Company's election. The interest rates on outstanding borrowings at December 31, 1997 were 8.25% on a $700,000, 7 day LIBOR loan expiring January 5, 1998 and 7.46875% on a $1 million, 30 day LIBOR loan expiring on January 28, 1998.

     The Credit Agreement contained certain financial and operating covenants and placed limits on the Company's capital expenditures. As of December 31, 1997, the company was in default under Section 5.9 of the Credit Agreement as a result of failing to achieve the minimum fixed charge coverage ratio for the fourth quarter of 1997. As a result of the change of control on February 16, 1998 resulting from completion of the Tender Offer, the terms of the Credit Agreement required repayment of indebtedness. On February 18, 1998, the Company repaid all indebtedness with the exception of outstanding letters of credit aggregating $805,000. Fleet will maintain its security interest in the assets of the Company until revocation of the letters of credit occurs, which is expected in the second quarter of 1998.

     Net cash and equivalents decreased during fiscal 1997 by approximately $1.5 million primarily due to working capital needs. The Company generated cash of $1.6 million from operating activities, including $2.8 million from depreciation and amortization and $1.6 million from decreased accounts receivable, primarily offset by $2.5 million in increased liabilities unrelated to financing activities.

     The Company used $1.3 million for capital expenditures for the period ended December 31, 1997 as compared to $1.1 million of cash used in the same period in the prior year.

     The net cash used by financing activities changed by approximately $2.7 million from the prior year. Cash used by financing activities during 1997 was primarily due to approximately $477,000 of net debt repayments and approximately $1.5 million of dividend payments as compared to 1996 when the Company had net debt repayments of approximately $3.6 million and approximately $1.2 million of dividend payments.

     The Company is dependent upon computer systems for certain phases of its operations, including financial accounting and production. Since some of the Company's computer software programs and hardware recognize only the last two digits of the year in any date ("97" for 1997), some programs may fail to operate properly in 1999 or 2000 if the software or hardware is not reprogrammed or replaced. The Company intends to spend approximately $65,000 over the next two years to upgrade its computer systems to address the problem. The Company believes that the cost of fixing the "Year 2000 Problem" will not have a material effect on the Company's current financial condition or results of operations.

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

     On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. The consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have been contaminated by leaks from an underground storage tank previously removed by the Company. On December 23, 1996, the consent order was satisfactorily closed between the ADEQ and the Company; however, the remediation work must still be completed. The Company's management believes that the net remediation cost to the Company will be approximately $150,000. As of December 31, 1997, the Company had a reserve of $150,000 for the estimated cost of clean-up. The Company anticipates that $250,000 will be reimbursed to the Company from the Arizona State Assurance Fund administered by the ADEQ in accordance with Arizona law and regulation.

     In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $200,000 payable over the next three years. At December 31, 1997, the Company had a reserve of $200,000 to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the cost to clean-up the groundwater. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, the remediation expense with respect to this site is not likely to have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has owned and operated a sanitary landfill since the late 1960's used exclusively by the Company's roofing plant for the disposal of its own manufacturing process waste, primarily asphalt roofing materials. No hazardous or other specially regulated wastes have been disposed of at this site. As a result of a 1995 regulatory decision by the Massachusetts Department of Environmental Protection ("D.E.P.") to disallow the continued operation of all unlined landfills, the Company chose not to seek to renew its operating permit at the state or local level which expired at the end of August 1997. To continue to operate the landfill would be of no financial benefit over the existing outside disposal alternatives, given the new regulatory requirements and the minimal quantities of waste being disposed of presently. Therefore, as a result of this decision, the Company has begun negotiating a landfill closure plan with the D.E.P. which may commence construction in 1998 and be completed in 1999. As of December 31, 1997, the Company had a reserve of approximately $800,000 to cover the estimated cost to close the landfill. Management believes that the closure expense with respect to this site will not have a material adverse effect on the results of operations or financial condition of the Company.

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

     Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 150 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At December 31, 1997, the Company has a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

INSURANCE AND PRODUCT LIABILITY CLAIMS

     On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird Incorporated, a wholly owned subsidiary of the Company. The complaint alleges that Bird Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of defending against the complaint. The Company has tendered the defense of the action to several of its insurance carriers, which assumed its defense. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

     On June 1, 1993, Wausau commenced action in the Superior Court for Norfolk County, Massachusetts, against Bird seeking a declaratory judgment that certain built-up roofing and fiber glass based shingle claims made against Bird were not covered by liability insurance policies issued by Wausau. Bird asserts that the claims are covered and has answered the complaint. A trial is expected in 1999. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

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

LEGAL MATTERS

     In 1992, a subsidiary of the company, Bird Atlantic Corporation ("BAC"), formerly Atlantic Building Products Corporation, commenced an action against a former vendor, alleging violation of an exclusive distributorship without adequate and fair compensation to BAC. A jury trial was held in November 1995 in the Superior Court of Plymouth County, Massachusetts. The jury found in favor of BAC and judgement was entered on January 26, 1996 in the principal amount of approximately $1.8 million. The award, with interest accruing at 12% per annum, is expected to be in excess of $3 million and will not be reported as income until collected. Both defendant and BAC have appealed the judgment.

RESULTS OF OPERATIONS

     The Company's future prospects and sales are tied solely to one line of business (roofing manufacturing) which is dependent upon the economy in the northeastern United States. The Company produces all of its output at a single plant and relies on one major supplier for glass mat, a critical raw material. Nevertheless, the Company believes it has significant competitive advantages in this business. These advantages stem from, and are expected to continue in light of the Company's leading market share, its low cost production abilities resulting from a state-of-the-art plant, its internal supply of granules from its own quarry and granule plant and its asphalt oxidizing plant.

1997 Compared With 1996

     Losses from continuing operations before income taxes in 1997 were $977,000 compared to earnings of $2,169,000 in 1996. Net sales decreased 17% from $51,956,000 to $43,132,000 as compared to fiscal 1996. Mild weather conditions in the northeastern region of the United States during 1997 unfavorably affected sales volume. Competitive pricing pressure also had an adverse effect on sales.

     The Company's cost of sales in 1997 compared to 1996 decreased 12.5% from $43,840,000 to $38,366,000 primarily attributable to lower sales volume. Cost of sales as percentage of sales was 89% in fiscal 1997 compared to 84.4% in fiscal 1996. The fluctuations related primarily to volume variances and pricing pressure.

     Selling, general and administrative ("SG&A") expenses for fiscal 1997 decreased 2.5% from $5,764,000 to $5,621,000. SG&A expenses as a percentage of sales increased approximately 2% from year to year, primarily by the result of lower sales volume in 1997.

     Interest expense for fiscal 1997 compared to fiscal 1996 decreased approximately 31% from $435,000 to $300,000. The decreased interest expense relates to the reduction of debt and lower interest rates.

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

     Other expenses in 1996 were primarily due to $806,000 of costs associated with a terminated merger agreement.

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

                                                                                            EXPIRATION
                                       POSITION WITH THE COMPANY                FIRST       OF PRESENT
                                        PRINCIPAL OCCUPATION AND              ELECTED OR     TERM OF
NAME AND AGE                         OTHER BUSINESS AFFILIATIONS(1)          APPOINTED(2)     OFFICE
------------                 ----------------------------------------------  ------------   ----------
George B. Amoss, 56          Director; Vice President, Finance of                1998          1998
                             Saint-Gobain Corporation and CertainTeed
                             Corporation (1994-present); Director of
                             CertainTeed Corporation (1997-present), Vice
                             President and Controller of Northern Telecom
                             (1992- 1994); Director and Vice President of
                             BI Expansion II Corp. (1997-present)

Frank S. Anthony, 51         Director; Vice President, General Counsel and       1998          1998
                             Corporate Secretary of the Company since May
                             1984

Gianpaolo Caccini, 60        Director; Vice Chairman, President and Chief        1998          1998
                             Executive Officer of Saint-Gobain Corporation
                             (1996-present); Chairman, President and Chief
                             Executive Officer and Director of CertainTeed
                             Corporation (1996-present); Senior Vice
                             President and General Delegate for the United
                             States and Canada of Compagnie de Saint-Gobain
                             (1996-present); President of the Fiber
                             Reinforcements Divisions of Compagnie de
                             Saint-Gobain (1993-1996); President of the
                             Insulation Division of Compagnie de
                             Saint-Gobain (1992-1996); Director of BI
                             Expansion II Corp. (1997-present)

James E. Hilyard, 57         Director; President, Roofing Products Group of      1998          1998
                             CertainTeed Corporation and Vice President of
                             CertainTeed Corporation (1992-present), Vice
                             President of BI Expansion II Corp.
                             (1997-present)

                                                                                            EXPIRATION
                                       POSITION WITH THE COMPANY                FIRST       OF PRESENT
                                        PRINCIPAL OCCUPATION AND              ELECTED OR     TERM OF
NAME AND AGE                         OTHER BUSINESS AFFILIATIONS(1)          APPOINTED(2)     OFFICE
------------                 ----------------------------------------------  ------------   ----------
Antonio J. Lorusso, Jr., 50  Director; President, S.M. Lorusso & Sons, Inc.      1996          1999

Richard C. Maloof, 52        Director; President and Chief Operating             1995          1999
                             Officer of the Company since April 1995; Vice
                             President and Chief Operating officer of the
                             Company from April 1994 to April 1995; Vice
                             President of the Company and President,
                             Roofing and Distribution Groups of the Company
                             for more than five years prior thereto

Bradford C. Mattson, 44      Director; Executive Vice President, Exterior        1998          1998
                             Building Products of CertainTeed Corporation
                             (1996-present); Vice President of Saint-Gobain
                             Corporation (1995-present); President of
                             Vetrotex CertainTeed Corporation (1994-1996);
                             President of Bay Mills Limited (1992-1996);
                             Vice President of CertainTeed Corporation
                             (1992-1996); Director and President of BI
                             Expansion II Corp. (1997-present)

---------------

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

COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who hold more than 10% of the Company's Common Stock to file with the SEC reports of ownership and changes in ownership of the Company's equity securities. Based on reports received by the Company and representations of certain reporting persons that no Forms 5 were required, the Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners with respect to fiscal year 1997 were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table set forth information concerning the compensation paid or accrued for services in all capacities to the Company during each of the last three fiscal years to each of the executive officers of the Company who served as such during 1997. No one served as Chief Executive Officer during 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                              COMPENSATION
                                                                         -----------------------
                                                                                      SECURITIES
                                                             OTHER                    UNDERLYING                ALL
                                ANNUAL COMPENSATION          ANNUAL      RESTRICTED     STOCK        (2)       OTHER
                             --------------------------     COMPEN-        STOCK      OPTIONS/SA    LTIP      COMPEN-
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)   MICP($)   SATION($)(1)     AWARDS       RS(#)      PAYOUTS   SATION($)
---------------------------  ----   ---------   -------   ------------   ----------   ----------   -------   ---------
Richard C. Maloof..........  1997    221,106      4,781          --         --              --         --       7,843(3)
Vice President and           1996    216,154    129,844          --         --          50,000     22,700       7,500(3)
Chief Operating Officer (5)  1995    195,962     30,000      11,538         --          50,000     81,938       7,500(3)

Frank S. Anthony...........  1997    142,490      2,311          --         --              --         --       5,634(3)
Vice President and           1996    139,808     48,440          --         --          15,000     13,617     296,682(4)
General Counsel (6)                                                                                             6,864(3)
                             1995    135,000     12,540          --         --              --     49,163     150,000(4)
                                                                                                               10,545(3)
                             1994    135,000     30,000      22,444         --              --     43,870       8,496(3)

---------------
(1) Payment in lieu of vacation. Does not include certain perquisites and other personal benefits, the cost of which to the Company was below the disclosure thresholds established by the Securities and Exchange Commission.

(2) In 1995 restrictions on all stock held in escrow pursuant to the Company's Long Term Incentive Plan (the "LTIP") lapsed as a result of the Vinyl Sale and shares were distributed to the persons named in the table. Represents the value of Common Stock allocated to each officer on the date of restriction lapse and reimbursement for withholding taxes arising from the lapse of restrictions on restricted stock held by each officer in accordance with provisions of the LTIP. The LTIP has been terminated.

(3) Represents contributions by the Company to the Savings Plan.

(4) Represents severance payments received in connection with the change in control which occurred pursuant to the Vinyl Sale and payment to a separate trust established by the Company with a bank trustee to which amounts otherwise payable to Mr. Anthony in excess of those permitted to be contributed to the Savings Plan under limits imposed by the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), are contributed.

(5) Mr. Maloof was elected Chief Operating Officer in April 1994, President in April 1995 and to the Board of Directors in December 1994. Prior to that time, he served as Vice President and President of the Company's Roofing and Distribution Groups.

(6) Mr. Anthony was elected Vice President in 1984 and to the Board of Directors in 1998.

     The following table provide information concerning grants during 1997 to, and exercises of stock options and stock appreciation rights ("SAR") during 1997 by, the executive officers named in the Summary Compensation Table above and the value of unexercised stock options and SARs held by them at December 31, 1997.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                      None

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTIONS/SAR VALUES

                                                      NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED               IN-THE-MONEY
                         SHARES                       OPTIONS/SARS AT YEAR                OPTIONS/SARS
                        ACQUIRED       VALUE                 END(#)                      AT YEAR-END($)
                           ON         REALIZED    ----------------------------    ----------------------------
        NAME           EXERCISE(#)     ($)(1)     EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
        ----           -----------    --------    -----------    -------------    -----------    -------------
Richard C. Maloof....       0            0          85,000          70,000             0               0
Frank S. Anthony.....       0            0          22,000          12,000             0               0

---------------
(1) Based on the difference between the fair market value of the securities underlying the options at date of exercise and the exercise price of the options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists the stockholders known to management to be the beneficial owners of more than 5% of the outstanding Common Stock as of March 6, 1998 (except as otherwise noted).

                                                              AMOUNT AND
                                                              NATURE OF
                      NAME AND ADDRESS                        BENEFICIAL    PERCENT
                    OF BENEFICIAL OWNER                       OWNERSHIP     OF CLASS
                    -------------------                       ----------    --------
BI Expansion II Corp........................................  3,991,268       95.9%
  750 E. Swedesford Road
  Valley Forge, PA 19482

     The tables below set forth information provided by the individuals named therein as to the amount of the Company's Common Stock beneficially owned by the directors and executive officers of the Company, individually, and the directors and executive officers as a group, all as of March 6, 1998 except as otherwise noted.

                                                               COMMON SHARES       PERCENT OF
                                                              SUBJECT TO STOCK     OUTSTANDING
                            NAME                                 OPTIONS(1)       COMMON SHARES
                            ----                              ----------------    -------------
Frank S. Anthony............................................       34,000*
Richard C. Maloof...........................................      155,000              3.6%
All directors and executive officers as a group (2
  persons)..................................................      189,000              4.3%

---------------
  * Less than 1% of the outstanding Common Stock.

(1) Represents shares which the individual has a right to acquire by exercise of stock options exercisable within 60 days after the date hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the fiscal year ended December 31, 1997, the Company paid fees and disbursements in the amount of $1,707,000 to S. M. Lorusso & Sons, Inc., the company that operates the Company's quarry located in Wrentham Massachusetts. Mr. Antonio J. Lorusso Jr., a Director of the Company is president.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) An Index of Financial Statements and Schedules is on page F1 of this report. The Exhibit Index is on pages 18 through 21 of this report.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                BIRD CORPORATION
                             NORWOOD, MASSACHUSETTS

                            ITEMS 14 (a) (3) AND (c)

                                 EXHIBIT INDEX

                                                                           SEQUENTIAL
EXHIBIT NO.                                                                  PAGE NO.
-----------                                                                 ---------

3(a)         Articles of Organization (Filed as Appendix B to the
             Company's Registration Statement on Form S-4, Registration
             No 33-34440 and incorporated herein by reference.)

3(b)         By-laws of the Company as amended to date. (Filed as Exhibit
             3(b) to the Company's report on Form 10-K for the year ended
             December 31,1990 and incorporated herein by reference.)

4(a)(1) Forbearance Agreement dated as of February 14, 1994 with regard to the Revolving Credit Agreement dated as of December 17, 1990, as amended. (Filed as Exhibit 4(a)(3) to the Company's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

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

4(a)(5)      Rights Agreement dated as of November 25, 1986 between the
             Company and the First National Bank of Boston, as Rights
             Agent. (Filed as Exhibit 1 to Registration Statement on Form
             8A dated December 5, 1986 and incorporated herein by reference.)

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

                                                                           SEQUENTIAL
EXHIBIT NO.                                                                 PAGE NO.
-----------                                                                 ---------

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

                                                                           SEQUENTIAL
EXHIBIT NO.                                                                 PAGE NO.
-----------                                                                 ---------

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

10(w) Stock Purchase Agreement dated as of November 29, 1995 by and among Bird Environmental Gulf Coast, Inc., Bird
             Environmental Technologies, Inc., Bird Corporation, GTS
             Duratek, Inc. and GTSD Sub II, Inc. (Filed as Exhibit 10(w) to the Company's report on Form 10K for the year ended
             December 31, 1995 and incorporated herein by reference.)

10(x)        Amended Glass Mat Supply Agreement dated as of December 1,
             1995 between the Company, Flintkote Company and Genstar
             Roofing Company, Inc. (Filed as Exhibit 10(x) to the
             Company's report on Form 10K for the year ended December 31, 1995 and incorporated herein by reference.)

10(y)        Agreement and Plan of Merger by and among CertainTeed
             Corporation, BI Expansion Corporation and Bird Corporation dated as of March 14, 1996. (Filed as Exhibit 10(y) to the Company's report on Form 10K for the year ended December 31, 1995 and incorporated herein by reference.)

10(z)        Agreement and Plan of Merger by and among CertainTeed
             Corporation, BI Expansion II Corp., and Bird Corporation, dated as of January 12, 1998 (Filed as Exhibit (c)(1) of the Company's Solicitation/Recommendation Statement on Schedule
             14D-9 dated January 16, 1998 and incorporated herein by reference.)

11           Statement regarding computation of per share earnings(loss).

22           Significant subsidiaries.

                                                                           SEQUENTIAL
EXHIBIT NO.                                                                 PAGE NO.
-----------                                                                 ---------

23           Consent of Price Waterhouse LLP.

24 Power of Attorney. (Immediately preceding the signature page hereof.)

28 Annual report on Form 11-K of the Bird Employees' Savings and Profit Sharing Plan for the fiscal year ended December
             31, 1997. (To be filed by amendment.)

---------------
* Indicates management contract or compensatory plan or arrangement

                               POWER OF ATTORNEY

     We, the undersigned officers and Directors of Bird Corporation, hereby severally constitute and appoint Richard C. Maloof and Frank S. Anthony, and each of them severally, our true and lawful attorneys or attorney, with full power to them and each of them to execute for us, and in our names in the capacities indicated below, and to file with the Securities and Exchange Commission the Annual Report on Form 10-K of Bird Corporation, for the fiscal year ended December 31, 1997, and any and all amendments thereto.

     IN WITNESS WHEREOF, we have signed this Power of Attorney in the capacities indicated on March 24, 1998.

Principal Executive Officer:

           /s/ RICHARD C. MALOOF                   President, Director and Chief Operating
--------------------------------------------         Officer
               Richard C. Maloof


Principal Accounting Officer:

         /s/ DONALD L. SLOPER, JR.                 Treasurer and Controller
--------------------------------------------
             Donald L. Sloper, Jr.


                                          Directors

            /s/ GEORGE B. AMOSS                                /s/ FRANK S. ANTHONY
--------------------------------------------       --------------------------------------------
                George B. Amoss                                    Frank S. Anthony


           /s/ GIANPAOLO CACCINI                               /s/ JAMES E. HILYARD
--------------------------------------------       --------------------------------------------
               Gianpaolo Caccini                                   James E. Hilyard


        /s/ ANTONIO J. LORUSSO, JR.                          /s/ BRADFORD C. MATTSON
--------------------------------------------       --------------------------------------------
            Antonio J. Lorusso, Jr.                              Bradford C. Mattson

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BIRD CORPORATION
                                          (Registrant)

                                          By      /s/ RICHARD C. MALOOF
                                            ------------------------------------
                                                     Richard C. Maloof
                                                       President, COO


March 30, 1998

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ RICHARD C. MALOOF                    President, Director, and COO      March 30, 1998
-----------------------------------------------------      (Principal Executive
                    Richard C. Maloof                      Officer)


              /s/ DONALD L. SLOPER, JR.                  Treasurer and Controller          March 30, 1998
-----------------------------------------------------      (Principal Accounting
                  Donald L. Sloper, Jr.                     Officer)


                /s/ FRANK S. ANTHONY                     Vice President, General           March 30, 1998
-----------------------------------------------------      Council and Director
                    Frank S. Anthony


                          *                              Director                          March 30, 1998
-----------------------------------------------------
                   George B. Amoss


                          *                              Director                          March 30, 1998
-----------------------------------------------------
                  Gianpaolo Caccini


                          *                              Director                          March 30, 1998
-----------------------------------------------------
                  James E. Hilyard


                          *                              Director                          March 30, 1998
-----------------------------------------------------
               Antonio J. Lorusso, Jr.


                          *                              Director                          March 30, 1998
-----------------------------------------------------
                 Bradford C. Mattson


              * By /s/ FRANK S. ANTHONY
-----------------------------------------------------
                     Frank S. Anthony as
                       Attorney-in-fact

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14 (a)(1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1997

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

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Report of independent accountants.........................   F-2
  Balance sheets at December 31, 1997 and 1996..............   F-3
  Statements of operations for each of the three years in
     the period ended December 31, 1997.....................   F-4
  Statements of stockholders' equity for each of the three
     years in the period ended December 31, 1997............   F-5
  Statements of cash flows for each of the three years in
     the period ended December 31, 1997.....................   F-6
  Notes to consolidated financial statements................   F-7

     The following consolidated financial statement schedules of Bird Corporation and its subsidiaries are included in Item 14(a)(2) and should be read in conjunction with the financial statements included herein:

Schedule II -- Valuation and qualifying accounts............  F-22

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Bird Corporation

     We have audited the accompanying consolidated balance sheets of Bird Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Bird Corporation and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ PRICE WATERHOUSE LLP

Boston, Massachusetts
February 26, 1998

                       BIRD CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
                                     ASSETS
Current Assets:
  Cash and equivalents......................................  $   784    $ 2,310
  Accounts and notes receivable, less allowances -- $153 in
     1997 and $150 in 1996..................................    3,414      5,191
  Inventories...............................................    5,250      5,273
  Prepaid expenses and other assets.........................      243        784
  Deferred income taxes.....................................      153        435
                                                              -------    -------
          Total current assets..............................    9,844     13,993
                                                              -------    -------
Property, Plant and Equipment:
  Land and land improvements................................    3,294      3,099
  Buildings.................................................    7,042      6,936
  Machinery and equipment...................................   30,950     30,455
  Construction in progress..................................      458        255
                                                              -------    -------
                                                               41,744     40,745
  Less -- Depreciation and amortization.....................   21,290     18,805
                                                              -------    -------
                                                               20,454     21,940
                                                              -------    -------
Deferred income taxes.......................................    3,913      3,631
Other assets................................................       37        105
                                                              -------    -------
                                                              $34,248    $39,669
                                                              =======    =======
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $ 2,180    $ 2,144
  Accrued expenses..........................................    3,634      6,214
  Revolving line of credit..................................    1,700          0
  Long-term debt, portion due within one year...............      255      2,177
  Retirement plan contributions payable.....................       82         83
                                                              -------    -------
     Total current liabilities..............................    7,851     10,618
Long-term debt, portion due after one year..................        0        255
Other liabilities...........................................    2,567      3,526
                                                              -------    -------
  Total liabilities.........................................   10,418     14,399
                                                              -------    -------
Stockholders' Equity
  5% cumulative preferred stock, par value $100. Authorized
     15,000 shares; issued 5,795 shares in 1997 and 5,820
     shares in 1996 (liquidating preference $110 per share,
     aggregating $637,000 in 1997 and $640,000 in 1996).....      580        582
  Preference stock, par value $1. Authorized 1,500,000
     shares; issued 814,300 shares of $1.85 cumulative
     convertible preference stock in 1997 and 1996
     (liquidating value $20 per share, aggregating
     $16,286,000)...........................................      814        814
  Common stock, par value $1. Authorized 15,000,000 shares;
     4,435,097 shares issued in 1997 and 4,414,991 shares
     issued in 1996.........................................    4,435      4,415
  Other capital.............................................   27,511     27,436
  Retained earnings (deficit)...............................   (6,519)    (4,986)
                                                              -------    -------
                                                               26,821     28,261
  Less --
     Treasury stock, at cost, Common stock: 275,112 shares
      in 1997 and 275,102 shares in 1996....................   (2,991)    (2,991)
                                                              -------    -------
                                                               23,830     25,270
                                                              -------    -------
  Commitments and contingencies (Note 11)...................  $34,248    $39,669
                                                              =======    =======


          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Net sales..............................................  $   43,132    $   51,956    $   54,180
                                                         ----------    ----------    ----------
Costs and expenses:
  Cost of sales........................................      38,366        43,840        48,007
  Selling, general and administrative expense..........       5,621         5,764        11,817
  Equity losses from partnership.......................           0             0           372
  Other (income) expense, net..........................        (178)          667             0
  Interest expense.....................................         300           435           927
  Gain on disposal of businesses.......................           0          (919)      (17,570)
                                                         ----------    ----------    ----------
          Total costs and expenses.....................      44,109        49,787        43,553
                                                         ----------    ----------    ----------
Earnings (loss) from continuing operations before
  income taxes.........................................        (977)        2,169        10,627
Provision (benefit) for income taxes...................           0             0        11,424
                                                         ----------    ----------    ----------
Earnings (loss) from continuing operations.............        (977)        2,169          (797)
                                                         ----------    ----------    ----------
Discontinued operations (Note 9):
  Income (loss) on disposal of environmental business,
     net of taxes......................................         595           134       (11,252)
                                                         ----------    ----------    ----------
  Net income (loss) from discontinued operations.......         595           134       (11,252)
                                                         ----------    ----------    ----------
Net earnings (loss) before dividends...................        (382)        2,303       (12,049)
Preferred and preference stock cumulative dividends....       1,536         1,536         1,536
                                                         ----------    ----------    ----------
Net earnings (loss) applicable to common
  stockholders.........................................  $   (1,918)   $      767    $  (13,585)
                                                         ==========    ==========    ==========
Basic and diluted earnings (loss) per common share:
  Continuing operations................................  $    (0.60)   $     0.15    $    (0.57)
  Discontinued operations..............................        0.14          0.03         (2.74)
                                                         ----------    ----------    ----------
Net earnings (loss) after dividends....................  $    (0.46)   $     0.18    $    (3.31)
                                                         ==========    ==========    ==========
Average number of shares used in earnings (loss) per
  share computations:
     Basic.............................................   4,150,566     4,130,224     4,104,965
     Diluted...........................................   4,150,566     4,147,427     4,104,965


          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                $1.85
                                    5%       CUMULATIVE
                                CUMULATIVE   CONVERTIBLE                      RETAINED     COMMON                       TOTAL
                                PREFERRED    PREFERENCE    COMMON    OTHER    EARNINGS    STOCK IN     UNEARNED     STOCKHOLDERS'
                                  STOCK         STOCK      STOCK    CAPITAL   (DEFICIT)   TREASURY   COMPENSATION      EQUITY
                                ----------   -----------   ------   -------   ---------   --------   ------------   -------------
Balance December 31, 1994.....     $582         $814       $4,375   $27,235   $  7,860    ($2,991)      ($157)        $ 37,718
Net loss......................                                                 (12,049)                                (12,049)
Cash dividends declared:
  5% cumulative preferred
    stock -- $1.25 per
    share.....................                                                     (51)                                    (51)
  $1.85 cumulative convertible
    preference stock -- $1.85
    per share.................                                                  (1,506)                                 (1,506)
Common stock issued as
  compensation -- 200
  shares......................                                            1                                                  1
Common stock issued for
  contributions to employees'
  saving plan -- 17,783
  shares......................                                18        112                                                130
Common stock issued upon
  exercise of stock
  options -- 2,000 shares
  common......................                                 2         14                                                 16
Amortization of unearned
  compensation................                                                                            157              157
                                   ----         ----       ------   -------   --------    -------       -----         --------
Balance December 31, 1995.....      582          814       4,395     27,362     (5,746)    (2,991)          0           24,416
Net earnings..................                                                   2,303                                   2,303
Cash dividends declared:
  5% cumulative preferred
    stock -- $1.25 per
    share.....................                                                     (37)                                    (37)
  $1.85 cumulative convertible
    preference stock -- $1.85
    per share.................                                                  (1,506)                                 (1,506)
Common stock issued for
  contributions to employees'
  saving plan -- 19,829
  shares......................                                20         74                                                 94
                                   ----         ----       ------   -------   --------    -------       -----         --------
Balance December 31, 1996.....      582          814       4,415     27,436     (4,986)    (2,991)          0           25,270
Net earnings..................                                                    (382)                                   (382)
Cash dividends declared:
  5% cumulative preferred
    stock -- $1.25 per
    share.....................                                                     (22)                                    (22)
  $1.85 cumulative convertible
    preference stock -- $1.85
    per share.................                                                  (1,129)                                 (1,129)
Common stock issued for
  contributions to employees'
  saving plan -- 20,106
  shares......................                                20         75                                                 95
Other.........................       (2)                                                                                    (2)
                                   ----         ----       ------   -------   --------    -------       -----         --------
Balance December 31, 1997.....     $580         $814       $4,435   $27,511   ($ 6,519)   ($2,991)      $   0         $ 23,830
                                   ====         ====       ======   =======   ========    =======       =====         ========


          See accompanying notes to consolidated financial statements.

                       BIRD CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
(BRACKETS DENOTE CASH OUTFLOWS)                                1997        1996        1995
-------------------------------                               -------    --------    --------
Cash flow provided (used) by operations:
  Net earnings (loss).......................................  $  (382)   $  2,303    $(12,049)
Adjustments to reconcile to net cash provided by operations:
  Depreciation and amortization.............................    2,840       2,817       2,861
  Provision for losses on accounts receivable...............      153           0          26
  Deferred income taxes.....................................        0           0      11,304
  Gain on sale of vinyl business............................        0           0     (20,579)
  Loss on sale of window business...........................        0           0       1,959
  Loss (gain) on disposal of environmental business.........     (595)       (134)     11,252
Changes in balance sheet items:
  Accounts receivable.......................................    1,624         270       3,120
  Inventories...............................................       23        (572)     (2,664)
  Prepaid expenses..........................................      442       1,286         712
  Liabilities not related to financing activities...........   (2,525)     (1,587)    (14,325)
  Other assets..............................................       68          (6)        128
                                                              -------    --------    --------
Cash flow provided (used) by operations:....................    1,648       4,377     (18,255)
                                                              -------    --------    --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............   (1,255)     (1,130)     (1,590)
  Proceeds from disposal of assets..........................        0           0      50,680
  Additional investments in discontinued operations.........        0           0      (2,402)
  Other investments.........................................        0           0         651
                                                              -------    --------    --------
Net cash provided by (used in) investing activities.........   (1,255)     (1,130)     47,339
                                                              -------    --------    --------
Cash flows from financing activities:
  Debt proceeds.............................................    6,400       9,445      16,627
  Debt repayments...........................................   (6,877)    (12,996)    (40,942)
  Dividends paid............................................   (1,535)     (1,159)     (1,558)
  Other equity changes......................................       93          94         147
                                                              -------    --------    --------
Net cash used by financing activities.......................   (1,919)     (4,616)    (25,726)
                                                              -------    --------    --------
Net increase (decrease) in cash and equivalents.............   (1,526)     (1,369)      3,358
Cash and equivalents at beginning of year...................    2,310       3,679         321
                                                              -------    --------    --------
Cash and equivalents at end of year.........................  $   784    $  2,310    $  3,679
                                                              =======    ========    ========
Supplemental Disclosures:
Cash paid during the year for:
  Interest..................................................  $   344    $    498    $  1,501
  Income taxes..............................................  $    35    $      0    $  1,170

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

Concentration of Risk and Major Customers

     The Company is dependent upon the economy in the northeastern United States and sells its products primarily to independent wholesalers and building material retailers for resale primarily to roofing contractors. One customer accounted for slightly more than 15% of the Company's gross sales during 1997 and 1996 and 10% in 1995.

     The principal raw materials used in the manufacture of asphalt roofing products are fiberglass mat, asphalt saturants and coatings and crushed granules. The Company's requirements for fiberglass mat are met primarily with one vendor under an agreement which expires December 31, 1999 with an option to extend for an additional two years. Fiberglass mat is also generally available in adequate quantities from a number of outside suppliers. The Company has a raw material processing agreement with a company whose President is also a Director of Bird Corporation. The Company's purchases from this related party amounted to $1,707,000 in 1997, $1,817,000 in 1996, and $1,619,000 in 1995. Management
believes that amounts paid were equivalent to those that would be paid under an arm's length transaction. At December 31, 1997 and 1996 amounts due to this Company totaled $115,000 and $268,000, respectively.

Revenue Recognition

     The Company recognizes revenue when products are shipped or services are performed.

Cash and Equivalents

     The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. On occasion the Company invests its excess cash in a money market account that is subject to minimal credit and market risk. There were no such investments at December 31, 1997.

                       BIRD CORPORATION AND SUBSIDIARIES

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

Land improvements.............................  10 to 20 years
Buildings.....................................  20 to 25 years
Machinery and equipment.......................   5 to 13 years

     Deprecation expense for continuing operations for 1997, 1996 and 1995 amounted to $2,741,000, $2,709,000 and $2,831,000, respectively. Maintenance, repairs and minor renewals are charged to earnings in the year in which the expense is incurred. Additions, improvements and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, are removed from the accounts, and any gain or loss on disposition is credited or charged to earnings.

Retirement Plans

     The Company has a defined contribution plan covering substantially all eligible non-union salaried and non-union hourly employees. Annual contributions are made to the plan based on rates identified in the plan agreement.

Advertising

     Advertising costs are charged to operations when incurred. The Company did not incur any costs associated with direct response advertising in 1997, 1996 and 1995, and there were no capitalized advertising costs at December 31, 1997 and 1996. Advertising expense for 1997, 1996 and 1995 was $443,000, $485,000, and $503,000, respectively.

Earnings (Loss) per Common Share

     In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement supersedes the pronouncement of Accounting Principles Board ("APB No. 15") and is effective with the Company's fiscal year ended December 31, 1997. The statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share (formerly referred to as fully dilutive earnings per share), if applicable. Basic earnings (loss) per common share excludes dilution and is determined after deducting the dividend requirements of the preferred and preference shares and is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share gives effect to the reduction in earnings per share, if any, which would results from potential common stock (the conversion of the $1.85 cumulative convertible preference stock and the inclusion of dilutive stock options) during the period if the effect is dilutive. The Company has restated all prior period earnings
(loss) per share information in accordance with the statement and has excluded potential common stock from the calculation of diluted weighted average share amounts for the years 1997, 1996 and 1995 as its inclusion would have been anti-dilutive.

                       BIRD CORPORATION AND SUBSIDIARIES

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

Warranty Costs

     The Company warrants under certain circumstances that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each product, ranges from five to forty years, is generally for the material cost and requires the owner to meet specific criteria such as proof of purchase. The Company offers the original manufacturer's warranty only as part of the original sale and at no additional cost to the customer. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

Stock Compensation

     The Company's employee stock option plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation".

2. INVENTORIES

     The percentages of inventories valued on the LIFO method was 98% at December 31, 1997 and 1996. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table (in thousands) presents these components on a current cost basis with the LIFO reserve shown as a reduction.

                                                               DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Current Costs:
  Raw materials............................................  $1,318    $1,378
  Finished goods...........................................   4,562     4,093
                                                             ------    ------
                                                              5,880     5,471
  Less LIFO reserve........................................     630       198
                                                             ------    ------
                                                             $5,250    $5,273
                                                             ======    ======

                       BIRD CORPORATION AND SUBSIDIARIES

3. DEBT

     At December 31, the Company's borrowings and debt obligations are summarized as follows (in thousands):

                                                              1997      1996
                                                             ------    ------
Debt Obligations:
  Term Loan................................................  $    0    $1,804
  Revolving Credit Facility................................   1,700         0
  Obligations under capital leases.........................     255       628
                                                             ------    ------
                                                              1,955     2,432
  Less -- portion due within one year......................   1,955     2,177
                                                             ------    ------
  Long Term Debt...........................................  $    0    $  255
                                                             ======    ======

     The Company's external financing needs were augmented by its ability to borrow under the three year Loan and Security Agreement dated November 30, 1994 (and amended March 8, 1995) with Fleet Capital Corporation. It was replaced on July 8, 1997, with a new three year $15,000,000 Revolving Credit and Security Agreement ("Credit Agreement") with Fleet National Bank ("Fleet"). Up to $3 million of the revolving credit facility could be used for letters of credit. At December 31, 1997, letters of credit totaled $805,000 compared to $1,401,000 as of December 31, 1996.

     Borrowings by Bird Incorporated under the Credit Agreement were guaranteed by the Company and the Company's other subsidiaries and were secured by accounts receivable and inventory. The revolving credit line availability was determined with reference to a percentage of accounts receivable and inventory. Under the Credit Agreement, the availability calculation did not allow borrowings to the full extent of the revolving credit commitment due to the seasonality of the building materials manufacturing business. As of December 31, 1997, an aggregate of $5,864,000 was available to the Company under the terms of the Credit Agreement of which $3,358,000 remained available, net of current borrowings and letters of credit.

     Interest on the Credit Agreement accrued at the Fleet base rate less 1/2% (as specified in such Credit Agreement) or the London Interbank Offering Rate ("LIBOR") plus 1 1/2% at the Company's election. The interest rates on outstanding borrowings at December 31, 1997 were 8.25% on a $700,000, 7 day LIBOR loan expiring January 5, 1998 and 7.46875% on a $1 million, 30 day LIBOR loan expiring on January 28, 1998.

     The Credit Agreement contained certain financial and operating covenants and placed limits on the Company's capital expenditures. As of December 31, 1997, the company was in default under Section 5.9 of the Credit Agreement as a result of failing to achieve the minimum fixed charge coverage ratio for the fourth quarter of 1997. As a result of the change of control on February 16, 1998 resulting from completion of the Tender Offers, the terms of the Credit Agreement required repayment of indebtedness. On February 18, 1998, the Company repaid all indebtedness with the exception of outstanding letters of credit aggregating $805,000. Fleet will maintain its security interest in the assets of the Company until revocation of the letters of credit occurs, which is expected in the second quarter of 1998.

     The weighted average interest rates on short term borrowings at December 31, 1997 and December 31, 1996 were 7.56% and 8.25%, respectively. The fair value of the Company's total debt approximated the carrying value at December 31, 1997 and 1996, respectively. The fair value is based on management's estimate of current rates available to the Company for similar debt with the same remaining maturity.

                       BIRD CORPORATION AND SUBSIDIARIES

4. INCOME TAXES

     Earnings (loss) from continuing operations before income taxes and the provision (benefit) for income taxes are shown below (in thousands):

                                                         DECEMBER 31,
                                                  ---------------------------
                                                   1997      1996      1995
                                                  ------    ------    -------
Earnings (loss) from continuing operations
  before income taxes:..........................  $ (977)   $2,169    $10,627
                                                  ======    ======    =======
Provision (benefit) for continuing operations:
  Currently payable.............................  $    0    $    0    $   120
  Deferred......................................       0         0     11,304
                                                  ------    ------    -------
                                                  $    0    $    0    $11,424
                                                  ======    ======    =======

     The provision (benefit) for income taxes on continuing operations varied from the U.S. federal statutory rate for the following reasons:

                                                      1997     1996     1995
                                                      -----    -----    -----
Continuing operations:
U.S. federal statutory rate.........................   34.0%    34.0%    34.0%
State income taxes, net.............................    0.0      0.0      7.3
Corporate owned life insurance......................   (6.2)    (7.0)     2.5
Effect of valuation allowance.......................  (29.7)   (28.4)    63.7
Other...............................................    1.9      1.4      0.0
                                                      -----    -----    -----
                                                        0.0%     0.0%   107.5%
                                                      =====    =====    =====

     The deferred income tax asset recorded in the consolidated balance sheet results from differences between financial statement and tax reporting of income and deductions. A summary of the composition of the deferred income tax asset at December 31, 1997 and 1996 is as follows (in thousands):

                                                           1997        1996
                                                         --------    --------
Deferred tax assets:
  Compensation/pension accruals........................  $    582    $    641
  Net operating loss carryover.........................    18,740      17,716
  Investment tax credit carryover......................       819       1,136
  Minimum tax credit carryover.........................     1,016       1,091
  Other reserves & accruals............................     1,102       1,789
  Other................................................     1,036       1,053
                                                         --------    --------
     Total deferred tax assets.........................    23,295      23,426
Deferred tax liabilities:
  Depreciation.........................................    (2,227)     (2,141)
                                                         --------    --------
Net deferred tax asset before valuation reserve........    21,068      21,285
Less: Valuation reserve................................   (17,002)    (17,219)
                                                         --------    --------
Net deferred tax asset.................................  $  4,066    $  4,066
                                                         ========    ========

                       BIRD CORPORATION AND SUBSIDIARIES

     The Company has available for federal income tax purposes unused net operating loss and investment tax credit carryforwards, which may provide future tax benefits, expiring as follows (in thousands):

                      YEAR OF                             NET          INVESTMENT
                    EXPIRATION                       OPERATING LOSS    TAX CREDIT
                    ----------                       --------------    -----------
1998...............................................     $     0           $135
1999...............................................           0            212
2000...............................................           0            297
2001...............................................           0            175
2002...............................................         138              0
2008...............................................       9,898              0
2009...............................................      16,122              0
2010...............................................      15,449              0
2011...............................................         698              0
2012...............................................       2,344              0
                                                        -------           ----
                                                        $44,649           $819
                                                        =======           ====

     Additionally, for federal income tax purposes, at December 31, 1997 the Company had available for carryforward minimum tax credits with no expiration aggregating $1,016,000. On February 16, 1998, a change in the Company's ownership occurred as a result of the completion of the tender offer by BI Expansion II Corp., a wholly owned subsidiary of CertainTeed Corporation (see
Note 13). Consequently, there will be an annual limitation on the amount of the carryforwards, including certain unrealized built-in losses, which can be utilized for regular and alternative minimum tax purposes.

     At December 31, 1997, the Company's net deferred tax asset is approximately $21 million less a valuation reserve of $17 million which was determined based upon the Company's review of all available evidence including projections of future taxable income. The Company expects to be profitable and with other tax planning strategies expects to generate future taxable income. Realization of the $4,066,000 net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

5. STOCKHOLDERS' EQUITY

     The $1.85 cumulative convertible preference stock is redeemable, in whole or in part, at the option of the Company, at a redemption price of $20.00 per share. The convertible preference stock has a liquidation value of $20.00 per share and is convertible at the option of the holder into common stock of the Company at a conversion price of $22.25 per share, subject to adjustment in certain events. Dividends are cumulative from the date of issue and are payable quarterly. There are five preference dividends in arrears at December 31, 1997. The Company has the option to redeem the convertible preference stock. The Company's 5% cumulative preferred stock ranks senior to the convertible preference stock as to dividends and upon liquidation.

     On June 18, 1992, the Company announced that its Board of Directors authorized it to buy back, on the open market or in privately negotiated transactions, up to 400,000 of its outstanding shares of common stock at prices available from time to time that the Company deems attractive. Since this announcement, the Company has repurchased 97,619 shares.

     The Company is prohibited from purchasing its common stock as long as dividends on the convertible preference stock are in arrears. Under the 1992 Stock Option Plan described in Note 6, 931,325 shares of common stock are reserved for issuance upon exercise of options and stock appreciation rights at December 31, 1997.

                       BIRD CORPORATION AND SUBSIDIARIES

     Restrictions on the payment of dividends on common and preference stock in arrears are imposed by the terms of the Credit Agreement dated July 8, 1997. Payment of dividends on currently accrued preferred and preference stock are permitted under the Credit Agreement. As of December 31, 1997, all dividends on the preferred stock have been declared and paid in full. Dividends in arrears on the preference stock in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995 and $377,000 for the quarterly period ended May 15, 1996 require Fleet approval prior to distribution. Dividends on the preference stock must be paid in full before any dividends could be declared and paid on the common stock. The quarterly dividends on the preference stock due February 15, May 15, August 15, and November 15, 1997 in the aggregate amount of $1,506,000 have, with the consent of Fleet, been declared and paid in full.

     On February 16, 1998 BI Expansion II Corp., a wholly-owned subsidiary of CertainTeed Corporation, an indirect wholly-owned subsidiary of Compagnie de Saint-Gobain (Paris, France), accepted for payment pursuant to a cash tender offer 3,991,022 shares of the Common Stock, $1 par value per share, of the Company, or approximately 96% of the Common Stock outstanding, and 772,735 shares of the $1.85 Cumulative Convertible Preference Stock, $1 par value per share, of the Company, or approximately 95% of the Preference Stock outstanding, at a price of $5.50 per share of Common Stock and $20 per share of Preference Stock, without any adjustment of dividends accrued and unpaid through the date of the expiration of the Tender Offer (February 13, 1998); such dividends amounted to $1,883,000 on December 31, 1997 and $2,260,000 February 16, 1998
which included the undeclared dividend of $377,000 due on February 15, 1998 (see
Note 13).

6. EMPLOYEE BENEFIT PLANS

Retirement Plans

     The Company's "Bird Employees' Savings and Profit Sharing Plan" provides for a defined base contribution and profit sharing and savings contributions.

Defined Base Contribution

     The Company contributes annually 2% of plan participants' basic compensation. Vesting accrues at 20% per year of service. Contributions for continuing operations for the years ended December 31, 1997, 1996, and 1995 amounted to $68,000, $64,000, and $72,000, respectively.

Profit Sharing Contribution

     Profit sharing contributions are made annually, if earned, based upon certain defined levels of return on equity by the Company and its business units. The distribution of the contribution to the plan's participants is based upon annual basic compensation. No profit sharing contributions were earned for 1997, 1996 or 1995.

Savings Contribution

     The Company's savings plan provides that eligible employees may contribute to the plan any whole percentage of their basic compensation varying from 2 to 15%. The Company may make discretionary matching contributions not exceeding 6% of the participant's basic compensation during the plan year.

     Such matching Company contributions are invested in shares of the Company's common stock. The Company's contributions for continuing operations for the years ended December 31, 1997, 1996, and 1995 amounted to $93,000, $91,000, and $124,000, respectively.

Post Retirement Benefits

     Certain health care and life insurance benefits were provided for substantially all of the Company's retired employees, except those covered under union plans. Benefits are provided by the payment of premiums for life

                       BIRD CORPORATION AND SUBSIDIARIES
insurance benefits and the elective reimbursement for eligible employees of a portion of their health care premiums. On October 30, 1997, all current and future participants in the health care plan were notified that the Company would no longer offer health care insurance benefits under the plan after December 31, 1997. The Company's cost for the years 1997, 1996, and 1995 amounted to $64,000, $71,000, and $66,000, respectively. Life insurance benefits continue to be provided to eligible retired employees. The effect of curtailing health care benefits did not have a material effect on the results of operations in 1997.

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

     In tandem with the stock options there are 8,000 stock appreciation rights at December 31, 1997.

     Transactions involving the Stock Option Plan are summarized as follows for the years ended December 31, 1997 and 1996:

                                               1997                        1996                        1995
                                             WEIGHTED                    WEIGHTED                    WEIGHTED
                                             AVERAGE                     AVERAGE                     AVERAGE
                                SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                                -------   --------------   --------   --------------   --------   --------------
Outstanding beginning of
  year........................  546,300       $8.52         438,100       $10.40        500,650       $10.91
Granted.......................   12,500       $4.50         171,500       $ 4.35         65,000       $ 7.78
Exercised.....................   (5,000)      $9.50               0           --         (2,000)      $ 5.00
Forfeited.....................  (56,600)      $9.90         (57,500)      $10.58       (125,550)      $11.15
Expired.......................        0          --         (11,800)      $ 8.75              0           --
Outstanding end of year.......  497,200       $8.22         546,300       $ 8.52        438,100       $10.40
Options exercisable at end of
  year........................  279,400       $9.73         168,100       $10.00        186,300       $10.70
Weighted average fair value of
  options granted during the
  year (exercise price equals
  market price)...............                $2.40                       $ 2.67                      $ 4.52

                       BIRD CORPORATION AND SUBSIDIARIES

The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                   RANGE OF EXERCISE PRICES
                                                      --------------------------------------------------
                                                      $4.13 - $6.63    $8.13 - $10.75    $11.00 - $17.50
                                                      -------------    --------------    ---------------
Number outstanding at 12/31/97......................      192,200          185,000            120,000
Weighted Average Remaining Contractual Life.........    5.6 years        3.8 years          2.0 years
Weighted Average Exercise Price.....................        $4.46            $9.32             $12.62
Number Exercisable at 12/31/97......................       54,500          114,000            110,900
Weighted Average Exercise Price.....................        $4.65            $9.34             $12.63

     Had the Company elected to recognize compensation cost based on the fair value of options granted in years beginning after December 31, 1994 at grant date as prescribed by Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," issued in October 1995, net income and earning per share would have been reduced to the pro forma amounts indicated below:

                                                          1997           1996            1995
                                                       -----------     ---------     ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) -- as reported.....................    $(1,918)        $ 767         $(13,585)
Net income (loss) -- pro forma.......................    $(2,082)        $ 600         $(13,650)
Basic earnings (loss) per share -- as reported.......    $ (0.46)        $0.19         $  (3.31)
Basic earnings (loss) per share -- pro forma.........    $ (0.50)        $0.15         $  (3.33)
Diluted earnings (loss) per share -- as reported.....    $ (0.46)        $0.18         $  (3.31)
Diluted earnings (loss) per share -- pro forma.......    $ (0.50)        $0.14         $  (3.33)

     The assumptions and methods used in estimating the fair value at the grant date of options granted are listed below:

                                                                 GRANT YEAR
                                                     -----------------------------------
                                                       1997         1996         1995
                                                     ---------    ---------    ---------
Expected Volatility of Share Price.................  52%          46%          43%
Dividend Yield.....................................  --           --           --
Interest Rate......................................  6.8%         6.8%         7.0%
Expected Life......................................  5 years      7.7 years    7.3 years
Valuation Methodology..............................  Black-Scholes Option
                                                     Pricing Model

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

                       BIRD CORPORATION AND SUBSIDIARIES

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

     The Company recorded other expenses related to former business activities of $149,000, and $1,050,000 for the years 1996, and 1995, respectively. These charges against earnings include warranty claims and other costs directly related to former business activities. Expenses incurred in 1995 also included $1.5 million in provisions relating to employee benefit plans and product liability claims associated with former roofing operations which were offset by a $602,000 crude oil refund from the Department of Energy.

8. OTHER EXPENSE, NET

     Other income in 1997 related to proceeds on company owned life insurance. Other expenses in 1996 were primarily due to the $806,000 of costs associated with a terminated merger agreement.

9. DISCONTINUED OPERATIONS

Environmental Businesses

     In 1994, the Company agreed to cause the sale of its 80% interest in its environmental business, Bird Environmental Gulf Coast,Inc. ("BEGCI") to the minority shareholders thereof, subject to financing, resulting in the complete withdrawal from the environmental business. However, during 1995, the minority partner became unable to finance the purchase of the facility and efforts to attract another purchaser were unsuccessful. In July 1995, the Company's Board of Directors suspended further funding of the facility. As a result of this action, during the second quarter of 1995, the Company's remaining investment of $8.6 million was written off and a $3 million reserve was established for additional expenses associated with the closure of the facility. On November 29, 1995, the Company caused the sale of all of the outstanding capital stock of BEGCI to GTS Duratek, Inc. for a purchase price of $1.00. Net sales relating to this business amounted to $2,848,000 for 1995. During the fourth quarter of 1997, the Company recorded income from discontinued operations of approximately $575,000 resulting from the reversal of a contingency reserve established at the time of the sale of BEGCI. The contingency period expired on December 1, 1997.

10. ACQUISITIONS

     On July 1, 1992 the Company entered into a 50% joint venture with Kensington Manufacturing Company to manufacture vinyl replacement windows through Kensington Partners ("Kensington"). On February 28, 1995, the Company's ownership in the joint venture was permanently fixed at 90%, resulting in a change in financial reporting from the equity method to consolidation beginning March 1, 1995 through June 2, 1995 when the operation was sold (see Note 7). For the two month period ended February 20, 1995, Kensington reported net sales of $1,774,000 and a net loss of $413,000.

                       BIRD CORPORATION AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases certain manufacturing, administrative, warehousing, transportation equipment and other facilities. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets.

     At December 31, 1997 minimum lease commitments under non-cancelable operating leases are as follows (in thousands):

YEAR
----
1998...............................................  $ 1,003
1999...............................................    1,003
2000...............................................    1,003
2001...............................................      776
2002...............................................      740
Later years........................................    8,874
                                                     -------
                                                     $13,399
                                                     =======

     Total rental expense for continuing operations, exclusive of taxes, insurance and other expenses paid by the lessee related to all operating leases (including those with terms of less than one year) was as follows (in thousands):

YEAR                                                  AMOUNT
----                                                  ------
1997................................................  $  980
1996................................................  $1,043
1995................................................  $1,059

     The following represents property under capital leases (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Machinery and equipment....................................  $2,191    $2,248
Less, accumulated depreciation.............................   1,024       903
                                                             ------    ------
                                                             $1,167    $1,345
                                                             ======    ======

Litigation

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

     On June 21, 1994, the Arizona Department of Environmental Quality ("ADEQ") issued a notice of violation ("NV") to Southwest Roofing Supply, a previously owned division of the Company ("Southwest"), which directed Southwest to conduct a site investigation of property formerly leased by Southwest. The consent order between the ADEQ and the Company was issued on September 23, 1994. Pursuant to the order, the Company agreed to submit a work plan with a view to remediating the soil and groundwater that may have

                       BIRD CORPORATION AND SUBSIDIARIES
been contaminated by leaks from an underground storage tank previously removed by the Company. On December 23, 1996, the consent order was satisfactorily closed between the Arizona State Assurance Fund and the Company; however, the remediation work must still be completed. The Company's management believes that the net remediation cost to the Company will be approximately $150,000. As of December 31, 1997, the Company had a reserve of $150,000 for the estimated cost of clean-up. The Company anticipates that $250,000 will be reimbursed to the Company by the Arizona State Assurance Fund in accordance with Arizona law and regulation.

     In 1986, the Company, along with numerous other companies, was named by the EPA and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") pursuant to the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C. Paragraph 9601, et seq. ("CERCLA") in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. The settlement agreement is embodied in a consent decree lodged with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $200,000 payable over the next three years. At December 31, 1997, the Company had a reserve of $200,000 to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the cost to clean-up the groundwater. Under a cost-sharing arrangement set forth in a consent decree with the EPA, the other PRPs have agreed to incur 83% of the aggregate cost of remediation of this site. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the cost apportioned to them. Management believes that, based on its financial position and the estimated accrual recorded, the remediation expense with respect to this site is not likely to have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company has owned and operated a sanitary landfill since the late 1960's used exclusively by the Company's roofing plant for the disposal of its own manufacturing process waste, primarily asphalt roofing materials. No hazardous or other specially regulated wastes have been disposed of at this site. As a result of a 1995 regulatory decision by the Massachusetts Department of Environmental Protection ("D.E.P.") to disallow the continued operation of all unlined landfills, the Company chose not to seek to renew its operating permit at the state or local level which expired at the end of August 1997. To continue to operate the landfill would be of no financial benefit over the existing outside disposal alternatives, given the new regulatory requirements and the minimal quantities of waste being disposed of presently. Therefore, as a result of this decision, the Company has begun negotiating a landfill closure plan with the D.E.P. which may commence construction in 1998 and be completed in 1999. As of December 31, 1997, the Company had a reserve of approximately $800,000 to cover the estimated cost to close the landfill. Management believes that the closure expense with respect to this site will not have a material adverse effect on the results of operations or financial condition of the Company.

     The Company has been named as a PRP with respect to certain other sites which are being investigated by federal or state agencies responsible for regulation of the environment. As a consequence of its status as a PRP, the Company may be jointly and severally liable for all of the potential monetary sanctions and remediation costs applicable to each site. In assessing the potential liability of the Company at each site, management has considered, among other things, the aggregate potential clean-up costs of each site; the apparent involvement of the Company at each site and its prospective share of the remediation costs attributable thereto; the number of PRPs identified with respect to each site and their financial ability to

                       BIRD CORPORATION AND SUBSIDIARIES
contribute their proportionate shares of the remediation costs for such site; the availability of insurance coverage for the Company's involvement at each site and the likelihood that such coverage may be contested; and whether and to what extent potential sources of contribution from other PRPs or indemnification by insurance companies constitute reliable sources of recovery for the Company. Similar consideration has been given in determining the exposure and potential liability of the Company in connection with other significant legal proceedings to which the Company is a party. On the basis of such consideration, management has determined that such environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

     Since 1981 Bird has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by Bird. Approximately 150 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau ("Wausau") has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At December 31, 1997, the Company has a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

     In 1992, a subsidiary of the Company, Bird Atlantic Corporation ("BAC") formerly Atlantic Building Products Corporation, commenced an action against a former vendor, alleging violation of an exclusive distributorship without adequate and fair compensation to BAC. A jury trial was held in November 1995 in the Superior Court of Plymouth County, Massachusetts. The jury found in favor of BAC and judgement was entered on January 26, 1996 in the principal amount of approximately $1.8 million. The award, with interest accruing at 12% per annum, is expected to be in excess of $3 million and will not be reported as income until collected. The defendant and BAC have appealed the judgement.

     On April 16, 1996, a class action suit was filed in the Superior Court of the Commonwealth of Massachusetts against Bird Incorporated, a wholly owned subsidiary of the Company. The complaint alleges that Bird Incorporated has knowingly manufactured, distributed and falsely advertised defectively designed fiber glass based roofing shingles. The complaint sets forth claims of fraud, negligent misrepresentation, negligence and breach of express and implied warranty. The Company is currently in the process of defending against the complaint. The Company has tendered the defense of the action to several insurance carriers, which have assumed its defense. In the opinion of management, the above matter will not have a material adverse effect on the Company's financial position or results of operations.

Warranty Obligations

     The Company warrants under certain circumstances that its Housing Group's products meet certain manufacturing and material specifications. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made. During 1997, 1996 and 1995, the Company recorded (exclusive of those claims related to former roofing operations) approximately $1,395,000, $2,155,000, and $2,262,000, respectively, in warranty expenses and elective customer settlements. Based upon analyses performed by the Company's management, a reasonably possible range of potential liability from unasserted warranty obligations for all products sold prior to December 31, 1997 is estimated to be between $3.5 million and $17.5 million. However, the Company has not recorded any liability for these future unasserted claims or complaints because management has concluded, based on such analyses, that no particular estimate within this range is probable.

                       BIRD CORPORATION AND SUBSIDIARIES

12. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share are computed by dividing earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Diluted loss per share amounts exclude potential common stock as its inclusion would be anti-dilutive.

                                                           INCOME          SHARES        PER-SHARE
                                                         (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                         -----------    -------------    ---------
FOR THE YEAR ENDED 1997
Earnings (loss) from continuing operations.............  $  (977,000)
Deduct dividend requirements:
  Preferred stock......................................      (30,000)
  Convertible preference stock.........................   (1,506,000)
                                                         -----------
BASIC EARNINGS (LOSS) PER SHARE
  Income (loss) available to common stockholders.......   (2,513,000)     4,150,566       $(0.60)
EFFECT OF DILUTIVE SECURITIES
  Options..............................................            0              0
  Convertible preference stock.........................            0              0
                                                         -----------      ---------
DILUTED EARNINGS (LOSS) PER SHARE
  Income (loss) available to common stockholders.......  $(2,513,000)     4,150,566       $(0.60)
                                                         ===========      =========       ======
FOR THE YEAR ENDED 1996
Earnings (loss) from continuing operations.............  $ 2,169,000
Deduct dividend requirements:
  Preferred stock......................................      (30,000)
  Convertible preference stock.........................   (1,506,000)
                                                         -----------
BASIC EARNINGS (LOSS) PER SHARE
  Income (loss) available to common stockholders.......      633,000      4,130,224       $ 0.15
EFFECT OF DILUTIVE SECURITIES
  Options..............................................            0         17,203
  Convertible preference stock.........................            0              0
                                                         -----------      ---------
DILUTED EARNINGS (LOSS) PER SHARE
  Income (loss) available to common stockholders.......  $   633,000      4,147,427       $ 0.15
                                                         ===========      =========       ======
FOR THE YEAR ENDED 1995
Earnings (loss) from continuing operations.............  $  (797,000)
Deduct dividend requirements:
  Preferred stock......................................      (30,000)
  Convertible preference stock.........................   (1,506,000)
                                                         -----------
BASIC EARNINGS (LOSS) PER SHARE
  Income (loss) available to common stockholders.......   (2,333,000)     4,104,965       $(0.57)
EFFECT OF DILUTIVE SECURITIES
  Options..............................................            0              0
  Convertible preference stock.........................            0              0
                                                         -----------      ---------
DILUTED EARNINGS (LOSS) PER SHARE
  Income (loss) available to common stockholders.......  $(2,333,000)     4,104,965       $(0.57)
                                                         ===========      =========       ======

     The Company has 814,300 shares of $1.85 cumulative convertible preference stock outstanding; convertible into 731,955 shares shares of common stock. The preference stock was not included in the 1996 computation of dilutive earnings per share because the effect of the conversion would be anti-dilutive.

                       BIRD CORPORATION AND SUBSIDIARIES

13. SUBSEQUENT EVENT -- ACQUISITION BY CERTAINTEED CORPORATION

     On February 16, 1998 BI Expansion II Corp. ("Acquisition Sub"), a wholly-owned subsidiary of CertainTeed Corporation ("CertainTeed"), an indirect wholly-owned subsidiary of Compagnie de Saint-Gobain (Paris, France), accepted for payment pursuant to a cash tender offer (the "Tender Offer") 3,991,022 shares of the common stock, $1 par value per share, of the Company (the "Common Stock"), or approximately 96% of the common Stock outstanding, and 772,735 shares of the $1.85 Cumulative Convertible Preference Stock, $1 par value per share, of the Company (the "Preference Stock"), or approximately 95% of the Preference Stock outstanding, at a price of $5.50 per share of Common Stock and $20 per share of Preference Stock, without any adjustment for dividends accrued and unpaid through the date of the expiration of the Tender Offer (February 13, 1998).

     As a result of the completion of the Tender Offer, CertainTeed owns, through Acquisition Sub, all but 170,354 shares of the outstanding shares of Common Stock and all but 41,565 shares of the outstanding shares of Preference Stock. The Common Stock no longer meets the continuing inclusion requirements for Nasdaq National Market securities, and there is little or no market for either the Common Stock or the Preference Stock. Accordingly, the Company withdrew from Nasdaq Stock Market listing the Common Stock and the Preference Stock, effective at the close of business on March 3, 1998.

     The Tender Offer was the first step in the acquisition of the Company by CertainTeed contemplated by an Agreement and Plan of Merger dated as of January 12, 1998 (the "Merger Agreement") between the Company, CertainTeed and Acquisition Sub. The second step in the transaction will be the merger (the "Merger") of Acquisition Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of CertainTeed. Upon the effectiveness of the Merger, each outstanding share of Common Stock (other than shares held by stockholders who perfect their appraisal rights under Massachusetts law, shares held in the Company's treasury and shares held directly by Acquisition Sub or CertainTeed) will be converted into the right to receive $5.50 in cash, and each share of Preference Stock (other than shares held by stockholders who perfect their appraisal rights under Massachusetts law, shares held in the company's treasury and shares held directly by Acquisition Sub or CertainTeed) will be converted into the right to receive $20 in cash, which amount will not be adjusted for any dividends accrued and unpaid through the date of the consummation of the Merger. Outstanding options to acquire shares of Common Stock with an exercise price of less than $5.50 per share will be converted into the right to receive a cash payment equal to the number of shares purchasable upon exercise of the option multiplied by the difference between $5.50 and the exercise price. The Company's outstanding 5% Cumulative Preferred Stock, par value $100 per share ("5% Stock"), will remain issued and outstanding upon the effectiveness of the Merger and will be called for redemption and retirement as soon as is practicable thereafter at a price equal to $110, plus all accrued and unpaid dividends thereon as of the date of redemption and retirement. The total consideration for CertainTeed's acquisition of the Company is approximately $40 million, including payment for the Common Stock and the Preference Stock pursuant to the Tender Offer and Merger and for the 5% Stock upon redemption, but excluding outstanding indebtedness of the Company.

     The closing of the Merger is anticipated during the second quarter of 1998, following distribution of an information statement to the Company's stockholders and approval of the Merger Agreement at a special meeting of stockholders. The consummation of the Merger is subject to approval of the Merger Agreement by at least 66 2/3% of the outstanding shares of Common Stock and at least 66 2/3% of the outstanding shares of Preference Stock. As a result of the completion of the Tender Offer, Acquisition Sub has sufficient voting power to effect the Merger without the vote of any other stockholder of the Company.

                       BIRD CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                  -------------------------
                                      BALANCE     CHARGED TO    CHARGED TO                     BALANCE
                                     BEGINNING     COST AND        OTHER                       AT END
                                      OF YEAR      EXPENSES     ACCOUNTS(A)    DEDUCTIONS      OF YEAR
                                     ---------    ----------    -----------    ----------      -------
Year Ended December 31, 1997:
  Allowance for doubtful
     accounts......................   $   150      $   153          $ 5         $  (155)(b)    $   153
  Valuation allowance for
     deferred tax assets...........   $17,219      $   175          $ 0         $  (392)       $17,002
Year Ended December 31, 1996:
  Allowance for doubtful
     accounts......................   $   153      $     0          $ 0         $    (3)(b)    $   150
  Valuation allowance for
     deferred tax assets...........   $15,062      $ 2,157          $ 0         $     0        $17,219
Year Ended December 31, 1995:
  Allowance for doubtful
     accounts......................   $ 3,137      $    26          $56         $(3,066)(c)    $   153
  Valuation allowance for
     deferred tax assets...........   $ 5,000      $10,789          $ 0         $  (727)       $15,062

---------------
(a) Represents recovery of balances previously written off.

(b) Uncollectible accounts written off by a charge to reserve.

(c) Represents the allowance for doubtful accounts of vinyl business sold of $517 and the uncollectible accounts written off by a charge to reserve of $2,549.