Form 10-K/A
period 1997-12-31
BIRD CORP
filed 1998-04-30
CIK 12245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-K/A

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31, 1997 or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________to ____________

Commission File Number    0-828
                          -----

                             BIRD CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                         04-3082903
      -------------------------------           --------------------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)             Identification No.)


              1077 Pleasant Avenue, Norwood Massachusetts 02062
              -------------------------------------------------
                  (Address of principal executive offices)

                              (781) 551-0656
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
         Title of each class                   on which registered
         -------------------                  ---------------------
                NONE                                   NONE

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $1 per share
                   ------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES [X]              NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amend-ment to this Form 10-K. [ ]

The aggregate market value of common stock, par value $1 per share, held by non-affiliates as of March 3, 1998 was $910,000. As of March 3, 1998 there were 4,161,376 shares of Bird Corporation common stock, par value $1 per share, outstanding.

The undersigned registrant hereby amends Item 11 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth below:

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued for services in all capacities to the Company during each of the last three fiscal years to each of the executive officers of the Company who served as such during 1997. No one served as Chief Executive Officer during 1997.

                            SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                    --------------------------------------------------  ------------------------------
                                                            SECURITIES
                                              OTHER         UNDERLYING                       ALL
                                              ANNUAL        RESTRICTED  STOCK                OTHER
NAME AND PRINCIPAL                            COMPEN-       STOCK       OPTIONS/ LTIP        COMPEN-
POSITION            YEAR  SALARY($)  MCIP($)  SATION($)(1)  AWARDS      SARS(#)  PAYOUTS(2)  SATION($)
------------------  ----  ---------  -------  ------------  ----------  -------  ----------  ---------

Richard C. Maloof   1997  221,106      4,781  --     --      --          --         7,843(3)  --
Vice President and  1996  216,154    129,844  --     --      50,000      22,700     7,500(3)  --
Chief Operating     1995  195,962     30,000  11,538 --      50,000      81,938     7,500(3)  --
Officer(5)

Frank S. Anthony    1997  142,490      2,311  --     --      --          --         5,634(3)  --
Vice President and  1996  139,808     48,440  --     --      15,000      13,617   296,682(4)  --
General Counsel(6)                                                                  6,864(3)
                    1995  135,000     12,540  --     --      --          49,163   150,000(4)  --
                                                                                   10,545(3)
                    1994  135,000     30,000  22,444 --      --          43,870     8,496(3)  --

---------
(1) Payment in lieu of vacation. Does not include certain perquisites and other personal benefits, the cost of which to the Company was below the dis-closure thresholds established by the Securities and Exchange Commission.
(2) In 1995 restrictions on all stock held in escrow pursuant to the Com-pany's Long Term Incentive Plan (the "LTIP") lapsed as a result of the Vinyl Sale and shares were distributed to the persons named in the table. Repre-sents the value of Common Stock allocated to each officer on the date of restriction lapse and reimbursement for withholding taxes arising from the lapse of restrictions on restricted stock held by each officer in accordance with provisions of the LTIP. The LTIP is terminated.
(3) Represents contributions by the Company to the Savings Plan.
(4) Represents severance payments received in connection with the change in control which occurred pursuant to the sale of substantially all of the assets of the Company's vinyl siding operations to Jannock, Inc. in March 1995 (the "Vinyl Sale") and payment to a separate trust established by the Company with a bank trustee to which amounts otherwise payable to Mr. Anthony in excess of those permitted to be contributed to the Savings Plan under limit imposed by the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), are contributed.
(5) Mr. Maloof was elected Chief Operating Officer in April 1994, President in April 1995 and to the Board of Directors in December 1994. Prior to that time, he served as Vice President and President of the Company's Roofing and Distribution Groups.
(6) Mr. Anthony was elected Vice President in 1984 and to the Board of Directors in 1998.

The following tables provide information concerning grants during 1997 to, and exercises of stock options and stock appreciation rights ("SARs") during 1997 by, the executive officers named in the Summary Compensation Table above and the value of unexercised stock options and SARs held by them at December 31, 1997.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                   -------------------------------------
                                   None

                AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                         NUMBER OF
                                         SECURITIES       VALUE OF UNEXERCISED
                                         UNDERLYING       IN-THE-MONEY OPTIONS
                                         UNEXERCISED      AT YEAR-END($)
                                         OPTIONS/SARS
                                         AT YEAR-END(#)
                                         -------------------------------------
                   SHARES       VALUE
                   ACQUIRED ON  REALIZED EXER-   UNEXER-  EXER-      UNEXER-
NAME               EXERCISE(#)  ($)(1)   CISABLE CISABLE  CISABLE    CISABLE
----               -----------  -------- ------- -------  -------    -------
Richard C. Maloof       0          0     85,000  70,000      0          0
Frank S. Anthony        0          0     22,000  12,000      0          0

---------
(1) Based on the difference between the fair market value of the securities underlying the options at date of exercise and the exercise price of the options.

STOCK OPTION PLANS

EMPLOYEE STOCK OPTION PLANS. The Company's executive officers currently participate in the 1992 Option Plan. Prior to the approval of the 1992 Option Plan by the Company's stockholders on May 27, 1993 the Company's executive officers participated in the Company's 1982 Option Plan, which was terminated by the Board on May 27, 1993. To the extent options or stock appreciation rights granted under the 1982 Option Plan remain outstanding, such options and stock appreciation rights are governed by the terms of the 1982 Option Plan. The following is a general description of the 1992 Option Plan and the 1982 Option Plan (together, the "Plans").

The Plans permit the grant of options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, non-qualified stock options and stock appreciation rights. Options and rights to purchase up to 450,000 Common Shares, plus any unused Common Shares under the 1982 Option Plan, may be granted under the 1992 Option Plan. The 1982 Option Plan had permitted the issuance of 900,000 Common Shares, as adjusted, pursuant to options and rights granted under such plan. Any Common Shares subject to an option or right granted under the 1992 Option Plan which expires or is terminated without being exercised in full may again be subject to an option or right.

The 1992 Option Plan is administered by a committee of non-employee members of the Board (the "Committee"). Within specified guidelines, the Committee has the authority under the 1992 Option Plan to determine the terms and con-ditions under which options and rights may be granted and generally to interpret, construe and implement the provisions of the 1992 Option Plan.

Options or rights under the 1992 Option Plan may be granted to officers and other selected key employees of the Company and its subsidiaries and to any other person who is determined by the Committee to contribute to the success of the Company or any subsidiary.

The exercise price of any option granted under the Plans may not be less than the fair market value of the Common Shares subject to the option on the date the option is granted (or, in the case of an incentive stock option granted to an employee who owns more than 10% of the outstanding Common Shares, 110% of such fair market value). The maximum term of an option granted under the 1992 Option Plan is 15 years, and the maximum term of an option granted under the 1982 Option Plan is 10 years. Each optionee (except non- employee director optionees under the 1982 Option Plan) must remain in the continuous employ of the Company for one year after the date of grant of an option under the Plans before exercising any part of the option.

The Agreement and Plan of Merger dated as of January 12, 1998 (the "Merger Agreement") among CertainTeed Corporation, BI Expansion II Corp., and the Company provides that immediately following the Effective Date, the 1992 Option Plan will be terminated and that no further rights or options may be granted under the 1992 Option Plan subsequent to the date of the Merger Agreement.

NON-EMPLOYEE DIRECTORS OPTION PLAN. The Non-Employee Directors Option Plan was approved by the Company's stockholders on May 27, 1993. The following is a general description of the Non-Employee Directors Option Plan. Options granted under the Non-Employee Directors Option Plan are non-statutory options not intended to qualify under Section 422 of the Internal Revenue Code. An aggregate of 100,000 Common Shares are available for grants under the Non-Employee Directors Option Plan. Common Shares subject to options which terminate unexercised will be available for future option grants.

The Non-Employee Directors Option Plan automatically provides annual grants of options to each Director who is serving on the Board at the time of such grant and who is not also an employee of the Company or any subsidiary. The exercise price of options granted under the Non-Employee Directors Option Plan are equal to the fair market value of Common Shares subject thereto on the date of grant. Options are exercisable in full one year after the date of grant.

The Merger Agreement provides that immediately following the Effective Date, the Non-Employee Directors Option Plan will be terminated and that no further options may be granted thereunder subsequent to the date of the Merger Agreement.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

Employment Contracts.
--------------------

Mr. Anthony entered into a one-year employment contract with the Company, commencing April 1, 1995, at the same annual rate of compensation ($135,000 plus a bonus of 35% of such amount if Management Incentive Compensation Program ("MICP") targets are obtained) and with the same fringe benefit package (participation in the Company's Savings Plan and customary health insurance and life insurance benefits) as he received prior to the Vinyl Sale. As a result of the "change in control" which was deemed to have occurred as a result of the Vinyl Sale, Mr. Anthony became entitled to severance benefits. Pursuant to the terms of his employment contract, Mr. Anthony received $150,000 as a partial severance payment and agreed to defer the payment of the balance thereof until the expiration of his employment contract. Pursuant to the terms of his contract, the balance of Mr. Anthony's severance payment, approximately $315,000, was paid on March 31, 1996.

On April 1, 1996 Mr. Anthony's employment contract automatically converted to an oral employment agreement on the same terms, terminable by either party upon 60 days' notice.

Termination of Employment and Change in Control Arrangements.
------------------------------------------------------------

The Company's 1982 Option Plan, 1992 Option Plan and 1992 Non-Employee Directors Option Plan provide for accelerated benefits, and the Executive Severance Contract (as defined below) provides for severance payments, following the occurrence of a "change in control" of the Company. For purposes of these plans and such contract, a "change in control" is deemed to have occurred if, among other things, any person is or becomes the beneficial owner of securities of the Company representing 30% or more of the combined voting power of the securities of the Company then outstanding or in the event of a merger or consolidation of the Company with another corporation resulting in either (i) the stockholders of the Company, immediately prior to the merger or consolidation, not beneficially owning, immediately after the merger or consolidation, shares of the surviving entity representing 50% or more of the combined voting power of the securities of the surviving entity then outstanding or (ii) the members of the Board, immediately prior to the merger or consolidation, not constituting, immediately after the merger or consolidation, a majority of the Board of Directors of the sur-viving entity.

Executive Severance Contract.
----------------------------

The Company has entered into a severance agreement with Richard C. Maloof, the Company's President and Chief Operating Officer, dated as of October 14, 1984, as amended, April 1, 1986, May 24, 1990 and August 21, 1995, February 17, 1997, and January 12, 1998 (as so amended, the "Executive Severance Contract") the terms of which provide for severance benefits to be paid to Mr. Maloof in the event that his employment with the Company is terminated subsequent to a "change in control" of the Company. Severance benefits are payable if, after a "change in control," (i) the employment of Mr. Maloof is terminated either by the Company (other than for "Disability" or "Cause") or by Mr. Maloof for "Good Reason" (which term includes, but is not limited to a substantial alteration in the nature of Mr. Maloof's responsibilities from those in effect immediately prior to a "change in control") or (ii) Mr. Maloof negotiates in good faith an employment agreement with a person to whom substantially all of the Company's Common Shares are sold providing for his employment commencing on the date of sale on such terms and conditions not less generous than those on which he is then employed by the Company (regardless of whether or not any such employment agreement is ever executed).

The Company has acknowledged that a "Change in Control" occurred under the Executive Severance Contract as a result of the Vinyl Sale.

If the right to receive severance benefits is triggered under the Executive Severance Contract, Mr. Maloof will be entitled to receive severance pay in the amount of two times the sum of (i) Mr. Maloof's then current annual base salary and (ii) the amount of any bonus paid (which for severance purposes, includes any distributions made under the terms of the LTIP in 1995 and 1996 and bonuses awarded to Mr. Maloof by the Compensation Committee). Mr. Maloof would also receive an amount equal to a pro rata portion of all contingent bonus awards to which Mr. Maloof might be entitled in the year of termination. Under no circumstances shall the amount be less than what Mr. Maloof would have received had the calculation been made in 1996. The Company estimates that if the right to receive severance benefits under the Executive Severance Contract is triggered, Mr. Maloof would be entitled to receive approximately $870,000, including the approximately $135,000 Mr. Maloof will receive pursuant to the MICP (discussed below).

Incentive Compensation Program.
------------------------------

In the event that the Offer is consummated, Mr. Maloof will receive a bonus of approximately $135,000 and Mr. Anthony will receive a bonus of approxi-mately $50,000 pursuant to the 1998 MICP.

Stock Option Plans and Non-Employee Directors Option Plan.
---------------------------------------------------------

Under the Plans, the vesting of all options to purchase Common Shares outstanding but not yet exercisable will be accelerated upon a "change in control." Each optionee will have, for a period of thirty (30) days after the change in control occurs, the right (the "Cash-Out Right"), with respect to all or a part of the shares subject to the options or stock appreciation rights of such person, to receive an amount in cash in lieu of such optionee's right to exercise all options in full, equal to the product of
(i) the number of shares as to which the employee exercises the Cash-Out Right and (ii) the amount by which the purchase price of each such share under the applicable option or stock appreciation right is exceeded by the greater of (x) the fair market value of such shares on the date the employee exercises the Cash-Out Right or (y) the highest purchase price paid or offered per share in any bona fide transaction related to the "change in control" of the Company at any time during the preceding 60-day period (as determined by the Compensation Committee of the Board). In addition, if the employment of any employee terminates after the expiration of the applicable waiting period for the exercise of an option or right granted to such employee under the Plans, such employee may for up to three months after the date of termination (or for up to one year if termination is on account of long-term disability) exercise such option or right. The Plans provide for a similar one-year period to exercise options or rights subsequent to the death of an employee occurring while in the employ of the Company or of any subsidiary or within any period after termination of employment during which such employee has the right to exercise such options or rights.

DIRECTORS' COMPENSATION

Mr. Vecchiolla received compensation from April 1, 1995 at the rate of $100,000 per year for serving as Chairman of the Board and of the Executive Committee. His compensation was voluntarily reduced to an annual rate of $60,000 on January 1, 1996. On May 1, 1996, the Board reinstated his salary at $100,000 per year. On May 23, 1996, Mr. Vecchiolla was granted a non-qualified option to purchase up to 50,000 shares of Common Stock at an exercise price of $4.375. Mr. Vecchiolla's salary was reduced to $36,000 per year, starting June 1, 1997. Mr. Vecchiolla resigned as a Director on December 11, 1997, and all payments to him as Director ceased as of December 31, 1997. During 1997, other non-employee members of the Board received an annual retainer of $7,000, a fee of $750 for each Board meeting attended ($375 for a telephonic Board meeting) and a fee of $750 for each committee meeting attended ($375 for a telephonic committee meeting). The chairmen of the Audit and Compensation Committees received an annual retainer of $1,000. Expenses incurred in attending meetings are reimbursed.

Effective October 1, 1997, Directors are paid an annual retainer of $7,000. They no longer receive compensation for attending Board and Committee meetings nor does the Chairman of the Compensation Committee or the Audit Committee receive any additional fee.

Pursuant to the Non-Employee Directors Option Plan, non-employee directors are also entitled to receive each year a non-qualified stock option to acquire 2,500 shares of the Company's Common Stock (provided that the maximum number of shares subject to options granted to any director may not exceed 30,000 shares). Such options are granted on the date of the annual meeting each year and become exercisable in full one year later. During 1997, each non-employee director was granted such an option to purchase 2,500 Common Shares at an exercise price of $4.50 per share.


COMPENSATION COMMITTEE INTERLOCKS

The members of the Board's Stock Option, Compensation, and Organizational Development Committee (the "Compensation Committee") are Herbert I. Corkin, Charles S. Bird, III, and Antonio J. Lorusso, Jr. Mr. Lorusso is Chairman of the Compensation Committee. None of these individuals is or was formerly an officer of the Company, and no "compensation committee interlocks" existed during the last fiscal year.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee is responsible for compensation decisions with respect to senior management of the Company, as well as for organizational development and succession planning within the Company.

The Compensation Committee's compensation philosophy and policies applicable to executive officers emphasize pay for performance and increased stockholder value within a framework of compensation levels comparable to companies of similar size. Base salary, annual MICP awards, and long-term incentive awards are structured to provide total compensation levels for executive officers that are intended to be below competitive compensation amounts when operating results are at or below acceptable levels and above average levels when results are outstanding or other targets or personal goals are achieved.
The Compensation Committee has used outside consulting assistance for plan design and consultant and independent survey data in setting compensation levels and has relied, in the case of officers other than the Chief Executive Officer, on recommendations of the Chief Executive Officer which are reviewed and modified where appropriate by the Committee.

In recent years, long-term awards have primarily taken the form of stock option grants, which are designed to align the interests of executives with those of the stockholders and reward executives when stockholder value increases. Stock options are granted at an exercise price equal to the market price of the Company's Common Stock on the date of grant.

Salaries for the Chief Executive Officer and other executive officers are based in part upon a range of salaries for each office developed from a survey of compensation practices at competitive companies. During 1997, Mr. Maloof's base salary was decreased from $225,000 annually to $208,125 annually and Mr. Anthony's base salary was decreased from $145,000 annually to $134,125 annually. In December 1997, Messrs. Maloof's and Anthony's base salaries were reinstated at $225,000 and $145,000, respectively.

One of the principal elements of variable compensation for senior executive officers is found in the annual MICP awards. In 1997, the possible pay out for 1997 was set at 60% of base salary in the case of the President, 35% of base salary in the case of the Vice President, and between 20% and 30% of base salary in the case of other members of the corporate staff and other key members of the Company. In 1997, awards to management were tied to achievement of goals with respect to increased cash flow and profitability on an equal 50/50 basis.

The Committee believes that the combination of salary and bonus rewards was appropriate based upon the task imposed upon management to simultaneously operate the business in a very competitive environment and to entertain prospective merger proposals.

Based on current compensation levels and the present structure of the Company's executive compensation programs, the Committee believes that the compensation payable to executives will not be subject to the limitation on deductibility imposed by the Omnibus Budget Reconciliation Act of 1993. If such limitation should become applicable in the future, the Committee and the Company will determine whether any changes in the Company's compensation programs are advisable.

                             PERFORMANCE GRAPH

The following graph compares the cumulative total return on the Common Stock of the Company for the last five fiscal years with the cumulative total returns of the Russell 2000 index and the Value Line Building Materials Industry Index, assuming an investment of $100 in the Company's Common Stock and each index at the close of trading on December 31, 1992 and the reinvest-ment of all dividends. The total stockholder return data for the Russell 2000 Index and the Value Line Building Materials Index is provided by Value Line Institutional Services.

                                BIRD CORPORATION
                     Total Cumulative Shareholder Return for
                    Five-Year Period Ending December 31, 1997

December 31...             1992     1993     1994     1995    1996     1997
----------------------------------------------------------------------------
Bird Corporation          100.00    73.97    75.63    40.85   45.82    35.33
----------------------------------------------------------------------------
Russell 2000              100.00   118.91   116.55   149.70  174.30   213.00
----------------------------------------------------------------------------
VL Building Materials     100.00   129.20    96.42   134.25  150.44   178.86
----------------------------------------------------------------------------






                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BIRD CORPORATION



                                       By: /s/ Frank Anthony
                                           ---------------------------------
                                           Frank Anthony
                                           Clerk


Date:  April 28, 1998
       --------------