Form 10-Q
period 1998-03-31
BIRD CORP
filed 1998-05-15
CIK 12245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

Commission file number 0-828

                                BIRD CORPORATION
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           4-3082903
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1077 Pleasant Street                 Norwood, MA                   02062
(Address of principal executive offices)                         (Zip Code)

                                 (781) 551-0656
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed, since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1998: 4,161,376 shares.

                                BIRD CORPORATION

                                      INDEX

                                                                        PAGE NO.

Part I.   Financial Information:

Consolidated Balance Sheets
   March 31, 1998 and December 31, 1997   ..................................  2

Consolidated Statements of Operations for the
  Three Months Ended March 31, 1998 and 1997 ...............................  4

Consolidated Statements of Cash Flows For the
  Three Months Ended March 31, 1998 and 1997................................  5

Notes to Consolidated Financial Statements..................................  6

Management's Discussion and Analysis of
   Financial Condition and Results of  Operations........................... 11


Part II.  Other Information ................................................ 15

                        BIRD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                            (UNAUDITED)
                                             MARCH 31,   DECEMBER 31,
                                                1998        1997
                                            -----------  ------------
ASSETS

CURRENT ASSETS:
      Cash and equivalents                  $    195     $    784
      Accounts and notes receivable            4,824        3,567
         Allowance for doubtful accounts        (171)        (153)
      Inventories                              7,620        5,250
      Prepaid expenses and other assets           89          243
      Deferred income taxes                      153          153
                                            --------     --------
              Total current assets            12,710        9,844
                                            --------     --------

PROPERTY, PLANT AND EQUIPMENT:
      Land and land improvements               3,294        3,294
      Buildings                                7,042        7,042
      Machinery and equipment                 30,950       30,950
      Construction in progress                   652          458
                                            --------     --------
                                              41,938       41,744
      Less - Depreciation                     21,972       21,290
                                            --------     --------
                                              19,966       20,454
                                            --------     --------
Deferred income taxes                          3,913        3,913
Other assets                                      34           37
                                            --------     --------
                                            $ 36,623     $ 34,248
                                            ========     ========

See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
       (IN THOUSANDS, EXCEPT SHARE, PAR VALUE, AND LIQUIDATION VALUE DATA)

                                                                            (UNAUDITED)
                                                                              MARCH 31,   DECEMBER 31,
                                                                                1998         1997
                                                                            -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                  $  6,868     $  5,896
      Revolving line of credit                                                      0        1,700
      Note payable to parent                                                    4,100            0
      Long term debt, portion due within one year                                 159          255
                                                                             --------     --------
              Total current liabilities                                        11,127        7,851

      Other liabilities                                                         2,485        2,567
                                                                             --------     --------
              Total liabilities                                                13,612       10,418
                                                                             --------     --------


STOCKHOLDERS' EQUITY:
      5% cumulative preferred stock, par value $100. Authorized
         15,000 shares;  5,795 shares issued
         (liquidating preference $110 per share, aggregating $637,000)            580          580

      Preference stock, par value $1. Authorized 1,500,000 shares; issued
         814,300 shares of $1.85 cumulative convertible preference stock
         (liquidating preference $20 per share,
         aggregating $16,286,000)                                                 814          814

      Common stock, par value $1. Authorized 15,000,000 shares;
         4,436,488 shares issued in 1998 and 4,434,989  shares
         issued in 1997                                                         4,436        4,435
      Other capital                                                            27,516       27,511
      Retained earnings (deficit)                                              (7,344)      (6,519)
                                                                             --------     --------
                                                                               26,002       26,821
      Less -
         Treasury stock, at cost:
              Common - 275,112 shares                                          (2,991)      (2,991)
                                                                             --------     --------
                                                                               23,011       23,830

                                                                             $ 36,623     $ 34,248
                                                                             ========     ========



See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                            1998            1997
                                                         ---------       ---------
Net sales                                                  $ 7,360         $ 9,206
                                                         ---------       ---------
Costs and expenses:
      Cost of sales                                          6,583           8,456
      Selling, general and administrative expense            1,562           1,387
      Interest expense                                          40              36
                                                         ---------       ---------
        Total costs and expenses                             8,185           9,879
                                                         ---------       ---------
Loss before income taxes                                      (825)           (673)
Provision for income taxes                                       0               0
                                                         ---------       ---------
Net loss before dividends                                     (825)           (673)

Preferred and preference stock cumulative dividends            384             384
                                                         ---------       ---------
Net loss applicable to common stockholders                 ($1,209)        ($1,057)
                                                         =========       =========

Basic and diluted loss per common share after dividends    ($ 0.29)        ($ 0.26)
                                                         =========       =========
Average number of shares used in loss per share
computations:
         Basic and diluted                               4,161,226       4,143,321


See accompanying notes to consolidated financial statements.

                        BIRD CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 (UNAUDITED)
                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                              1998          1997
                                                           ---------     ---------
Cash flow provided (used) by operations:
Net loss                                                    ($  825)    ($  673)
Adjustments to reconcile to net cash used by operations:
      Depreciation and amortization                             682         716
      Provision for losses on accounts receivable                18           0
Changes in balance sheet items:
      Accounts receivable                                    (1,257)       (453)
      Inventories                                            (2,370)     (1,703)
      Prepaid expenses                                          154         302
      Liabilities not related to financing activities           890         893
      Other assets                                                3          36
                                                             ------      ------
Cash flow used by operations                                 (2,705)       (882)
                                                             ------      ------

Cash flows from investing activities:
      Acquisition of property, plant and equipment             (194)       (447)

Cash flows from financing activities:
      Proceeds from borrowings                                4,300           0
      Debt repayments                                        (1,996)       (586)
      Dividends paid                                              0        (384)
      Other equity changes                                        6          35
                                                             ------      ------
Net cash provided by (used in) financing activities           2,310        (935)
                                                             ------      ------
Net decrease in cash and equivalents                           (589)     (2,264)
Cash and equivalents at beginning of year                       784       2,310
                                                             ------      ------
Cash and equivalents at end of period                       $   195     $    46
                                                             ======      ======

See accompanying notes to consolidated financial statements.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of Bird Corporation (the "Company"), the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly its financial position as of March 31, 1998 and December 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997.

2. The Company's business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. On February 16, 1998, BI Expansion II Corp. ("Acquisition Sub"), a wholly-owned subsidiary of CertainTeed Corporation ("CertainTeed"), an indirect wholly-owned subsidiary of Compagnie de Saint-Gobain, accepted for payment pursuant to a cash tender offer (the "Tender Offer") 3,991,022 shares of common stock, $1 par value per share, of the Company ("Common Shares") or approximately 95% of the Common Shares outstanding, and 772,735 shares of the $1.85 Cumulative Convertible Preference Stock, $1 par value per share, of the Company ("Preference Shares"), or approximately 95% of the Preference Shares outstanding, at a price of $5.50 per Common Share and $20 per Preference Share, without any adjustment for dividends accrued and unpaid through the date of the expiration of the Tender Offer (February 13, 1998). Such dividends amounted to $2,260,000 on February 16, 1998, which included the undeclared dividend of $377,000 due on February 15, 1998. Pursuant to an Agreement and Plan of Merger dated as of January 12, 1998 between the Company, CertainTeed, and Acquisition Sub, the Company will not pay or set aside for payment any accumulated dividends on the Common Shares or the Preference Shares.

4. It is not practical to separate LIFO inventories by raw materials and finished goods components; however, the following table presents these components on a current cost basis with the LIFO reserve shown as a reduction (in thousands):

                                             March 31,         December 31,
                                               1998                1997
                                             ---------         ------------
       Current costs:
              Raw materials                   $1,613               $1,318
              Finished goods                   6,637                4,562
                                              ------               ------
                                               8,250                5,880
         Less: LIFO reserve                      630                  630
                                              ------               ------
                                              $7,620               $5,250
                                              ======               ======

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



5. The Company's borrowing and debt obligations are summarized as follows (in thousands):

                                                 March 31,          December 31,
                                                   1998                 1997
                                                 ---------          ------------
         Debt Obligations:
              Note payable to parent               $4,100             $    0
              Revolving credit facility                 0              1,700
              Obligations under capital leases        159                255
                                                   ------             ------
                                                    4,259              1,955
         Less - portion due within one year         4,259              1,955
                                                    -----              -----
         Long term debt                            $    0             $    0
                                                   ======             ======

         As of March 31, 1998, the Company had cash and equivalents on hand totaling $195,000 and total debt of approximately $4.3 million. Letters of credit outstanding as of March 31, 1998 totaled $805,000. The Company's external financing needs prior to the change of control on February 16, 1998 were augmented by the ability of its wholly owned subsidiary, Bird Incorporated, to borrow under a three year $15,000,000 Revolving Credit and Security Agreement ("Credit Agreement") dated July 8, 1997 between Bird Incorporated and Fleet National Bank ("Fleet"). As a result of the change of control, the terms of the Credit Agreement required repayment of all of the Company's indebtedness. On February 18, 1998, the Company repaid all indebtedness with the exception of outstanding letters of credit aggregating $805,000. Fleet will maintain its security interest in the assets of the Company until these letters of credit are revoked, which is expected to occur in the second quarter of 1998. After February 16, 1998, the Company's financing needs have been satisfied under the terms of a note dated February 17, 1998 between Bird Incorporated and its indirect parent, CertainTeed Corporation. The note allows for borrowings from time to time, at prevailing interest rates, and is payable on demand.

6.       Basic earnings (loss) per share are computed by dividing earnings
         (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Diluted loss per share amounts exclude potential common stock as its inclusion would be anti-dilutive.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                                        WEIGHTED
                                                                        AVERAGE
                                                          INCOME         SHARES       PER-SHARE
                                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                        -----------   ------------    ---------
FOR THE THREE MONTHS
ENDED MARCH 31, 1998
Earnings (loss) from continuing operations             $  (825,000)
Deduct dividend requirements:
     Preferred stock                                        (7,000)
     Convertible preference stock                         (377,000)
                                                        ----------
BASIC EARNINGS (LOSS) PER SHARE                         (1,209,000)     4,161,226     $  (0.29)
     Income (loss) available to common stockholders
EFFECT OF DILUTIVE SECURITIES
     Options                                                     0              0
     Convertible preference stock                                0              0
                                                        -----------     ---------

DILUTED EARNINGS (LOSS) PER SHARE
     Income (loss) available to common stockholders    $(1,209,000)     4,161,226     $  (0.29)
                                                       ===========      =========     ========
FOR THE THREE MONTHS
ENDED MARCH 31, 1997

Earnings (loss) from continuing operations             $  (673,000)
Deduct dividend requirements:
     Preferred stock                                        (7,000)
     Convertible preference stock                         (377,000)
                                                        ----------
BASIC EARNINGS (LOSS) PER SHARE
     Income (loss) available to common stockholders     (1,057,000)     4,143,321     $  (0.26)
EFFECT OF DILUTIVE SECURITIES
     Options                                                     0              0
     Convertible preference stock                                0              0
                                                        -----------     ---------

DILUTED EARNINGS (LOSS) PER SHARE
     Income (loss) available to common stockholders    $(1,057,000)      4,143,321    $  (0.26)
                                                       ===========     ===========    ========

7. Since 1981 the Company has been named as a defendant in approximately 650 product liability cases throughout the United States by persons claiming to have suffered asbestos-related diseases as a result of alleged exposure to asbestos used in products manufactured and sold by the Company. Approximately 150 of these cases are currently pending and costs of approximately $2 million in the aggregate have been incurred in the defense of these claims since 1981. Employers Insurance of Wausau has accepted the defense of these cases under an agreement for sharing of the costs of defense, settlements and judgments, if any. At March 31, 1998, the Company had a reserve of $950,000 to cover the estimated cost of these claims. In light of the nature and merits of the claims alleged, in the opinion of management, the resolution of these remaining claims will not have a material adverse effect on the results of operations or financial condition of the Company.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



         In 1986, the Company, along with numerous other companies, was named by the United States Environmental Protection Agency ("EPA") and other governmental agencies responsible for regulation of the environment as a Potentially Responsible Person ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, 42 U.S.C. Section 9601, et seq. ("CERCLA"), in connection with hazardous substances at a site known as the Fulton Terminal Superfund site located in Fulton, Oswego County, New York. On September 28, 1990, the Company and a number of other PRPs reached a negotiated settlement with the EPA pursuant to which the settling PRPs agreed to pay the costs of certain expenses in connection with the proceedings and to pay certain other expenses, including the costs and expenses of administering a trust fund to be established by the settling PRPs. This settlement agreement is embodied in a consent decree filed with the United States District Court for the Western District of New York and fixed the Company's proportionate share of the total expenses. The soil has been cleaned-up and the groundwater is now being treated. The remaining cost to the Company of the remedial work and other expenses covered by the settlement agreement is estimated to be approximately $200,000, payable over the next three years. As of March 31, 1998, the Company had a reserve of $200,000 to cover the estimated cost of the Company's remaining proportionate share (i.e., 17%) of the cost to clean-up the groundwater. Based on information currently available to the Company, management believes that it is probable that the major responsible parties will fully pay the costs apportioned to them. The Company's management believes that, based on its financial position and the estimated accrual recorded, the Company's remediation expense with respect to this site is not likely to have a material adverse effect on its consolidated financial position or results of operations of the Company.

8. The Company has owned and operated a sanitary landfill since the late 1960's used exclusively by the Company's roofing plant for the disposal of its own manufacturing process waste, primarily asphalt roofing materials. The Company is not aware of any hazardous or other specially regulated wastes disposed of at this site. As a result of a 1995 regulatory decision by the Massachusetts Department of Environmental Protection ("DEP") to disallow the continued operation of all unlined landfills, the Company chose not to seek to renew its operating permit at the state and local level, which expired at the end of August 1997. The Company determined that continuation of operations at the landfill would be of no financial benefit over the existing outside disposal alternatives, given the new regulatory requirements and the Company's use of the site. Therefore, as a result of this decision, the Company has begun negotiating a landfill closure plan with the D.E.P., which may commence construction in 1998 and be completed in 1999. As of March 31, 1998, the Company had a reserve of approximately $777,000 to cover the estimated cost to close the landfill. Management believes that the closure expense with respect to this site will not have a material adverse effect on the results of operations or financial condition of the Company.

                                BIRD CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


9. The Company warrants under certain circumstances that its building material products meet certain manufacturing and material specifications. The warranty policy is unique to each portion of the labor and material cost and requires the owner to meet specific criteria, such as proof of purchase. The Company offers the original manufacturer's warranty only as part of the original sale and at no additional cost to the customer. In addition, for marketing considerations, the Company makes elective settlements in response to customer complaints. The Company records the liability for warranty claims and elective customer settlements when it determines that a specific liability exists or a payment will be made.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ACQUISITION BY CERTAINTEED CORPORATION

On February 16, 1998, BI Expansion II Corp. ("Acquisition Sub"), a wholly-owned subsidiary of CertainTeed Corporation ("CertainTeed"), an indirect wholly-owned subsidiary of Compagnie de Saint-Gobain, accepted for payment pursuant to a cash tender offer (the "Tender Offer") 3,991,022 shares of the common stock, $1 par value per share, of the Company (the "Common Shares"), or approximately 95% of the Common Shares outstanding, and 772,735 shares of the $1.85 Cumulative Convertible Preference Stock, $1 par value per share, of the Company (the "Preference Shares"), or approximately 95% of the Preference Shares outstanding, at a price of $5.50 per Common Share and $20 per Preference Share, without any adjustment for dividends accrued and unpaid through the date of the expiration of the Tender Offer. The Tender Offer expired at midnight, February 13, 1998.

As a result of the completion of the Tender Offer, CertainTeed owns, through Acquisition Sub, all but 170,354 shares of the outstanding Common Shares and all but 41,565 shares of the outstanding Preference Shares. The Common Shares no longer meet the continuing inclusion requirements for Nasdaq National Market securities, and there is little or no market for either the Common Shares or the Preference Shares. Accordingly, the Company withdrew the Common Shares and the Preference Shares from the Nasdaq Stock Market listing effective at the close of business on March 3, 1998.

The Tender Offer was the first step in the acquisition of the Company by CertainTeed contemplated by an Agreement and Plan of Merger dated as of January 12, 1998 (the "Merger Agreement") between the Company, CertainTeed, and Acquisition Sub. The second step in the transaction will be the merger (the "Merger") of Acquisition Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of CertainTeed. Upon the effective date of the Merger, each outstanding Common Share (other than shares held by stockholders who perfect their appraisal rights under Massachusetts law, shares held in the Company's treasury, and shares held directly by Acquisition Sub or CertainTeed) will be converted into the right to receive $5.50 in cash, and each Preference Share (other than shares held by stockholders who perfect their appraisal rights under Massachusetts law, shares held in the Company's treasury, and shares held directly by Acquisition Sub or CertainTeed) will be converted into the right to receive $20 in cash, which amount will not be adjusted for any dividends accrued and unpaid through the date of the consummation of the Merger. Outstanding options to acquire Common Shares with an exercise price less than $5.50 per share will be converted into the right to receive a cash payment without interest equal to $5.50 per share less the per share exercise price of each such option. Outstanding options to acquire Common Shares with an exercise price equal to or greater than $5.50 will be cancelled upon the effective date without payment of any consideration. The Company's outstanding 5% Cumulative Preferred Stock, par value $100 per share (the "5% Stock"), will remain issued and outstanding upon the effective date of the Merger and will be called for redemption and retirement as

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



soon as is practicable thereafter at a price equal to $110 per share, plus all accrued and unpaid dividends thereon as of the date of redemption and retirement. The total consideration for CertainTeed's acquisition of the Company is approximately $40 million, including payment for the Common Shares and the Preference Shares pursuant to the Tender Offer and Merger and for the 5% Stock upon redemption, but excluding the assumption of outstanding indebtedness of the Company.

The closing of the Merger is anticipated during the second quarter of 1998, following distribution of an Information Statement to the Company's stockholders and approval of the Merger Agreement at a special meeting of stockholders. The consummation of the Merger is subject to approval of the Merger Agreement by at least 66 2/3% of the outstanding Common Shares and at least 66 2/3% of the outstanding Preference Shares. As a result of the completion of the Tender Offer, Acquisition Sub has sufficient voting power to effect the Merger without the vote of any other stockholder of the Company.


FINANCIAL CONDITION

As of March 31, 1998, the Company had cash and equivalents on hand totaling $195,000 and total debt of approximately $4.3 million. Letters of credit outstanding as of March 31, 1998 totaled $805,000. The Company's external financing needs prior to the change of control on February 16, 1998, resulting from completion of the Tender Offer were augmented by the ability of the Company's wholly owned subsidiary, Bird Incorporated, to borrow under a three year $15,000,000 Revolving Credit and Security Agreement ("Credit Agreement") dated July 8, 1997 between Bird Incorporated and Fleet National Bank ("Fleet"). As a result of the change of control, the terms of the Credit Agreement required repayment of Bird Incorporated's indebtedness to Fleet. On February 18, 1998, the Company repaid all of Bird Incorporated's indebtedness to Fleet with the exception of outstanding letters of credit aggregating $805,000. Fleet will maintain its security interest in the assets of the Company until these letters of credit are revoked, which is expected to occur during the second quarter of 1998. After February 16, 1998, the Company's financing needs have been satisfied under the terms of a note dated February 17, 1998 between Bird Incorporated and its indirect parent, CertainTeed. This note allows for borrowings from time to time at prevailing interest rates; indebtedness under this note is payable on demand.

Net cash and cash equivalents decreased during the three month period ended March 31, 1998 by approximately $589,000. The cash used by operations for the period ended March 31, 1998 increased by $1,823,000 from $882,000 to $2,705,000 as compared to the same period in 1997. Cash used by operations during the first quarter of 1998 was attributable to a net loss of approximately $825,000

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



and several changes in the balance sheet, such as an a increase of $1,257,000 in trade accounts receivable and an increase of $2,370,000 relating to inventories, offset by an increase of $890,000 in liabilities not related to financing activities. Due to the seasonality of the roofing business, the winter months are historically the time when the Company builds its inventory in anticipation of sales in the summer months.

The Company used $194,000 in investing activities for the period ended March 31, 1998, as compared to $447,000 of net cash used for capital expenditures during the same period in the prior year. The net cash provided by financing activities changed by approximately $3.2 million from the same period in the prior year. Cash provided by financing activities during 1998 was primarily due to approximately $2.3 million of net borrowings, as compared to 1997 when the Company had repayments of debt of $586,000 and $384,000 of dividend payments.

The Company believes that cash flows generated from operations and funds available as a result of its borrowing capacity will be adequate to meet its working capital, projected capital expenditures, and other financing needs.


RESULTS OF OPERATIONS

Net sales decreased $1,846,000 or 20.1% for the first quarter of 1998 compared to the same quarter in the prior year. Mild weather conditions in the northeastern region of the United States during the fourth quarter of 1997 unfavorably affected first quarter 1998 sales volume.

The Company's cost of sales from continuing operations for the first quarter of 1998 compared to the same period in the prior year decreased 22.1% from $8,456,000 to $6,583,000 primarily due to decreased sales volume. For the three month period ending March 31, 1998, cost of sales as a percentage of sales decreased 2.5% from 91.9% to 89.4% as compared to the same period in the prior year.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1998 increased $175,000 or 12.6% from $1,387,000 to $1,562,000 for the same period in the prior year. As a percentage of sales, SG&A expenses increased 6.1% from 15.1% for the three months ended March 31, 1997 to 21.2% for the same period in the current year as a result of expenses related to the Company's acquisition by CertainTeed.

                                BIRD CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



Interest expense increased approximately 11.1% from $36,000 to $40,000 for the first quarter of 1998 compared to the first quarter of 1997.

No tax benefit was recorded for the periods ended March 31, 1998 and March 31, 1997, as there was no reasonable assurance that related deferred tax assets would be realized in future taxable years.

The roofing business is seasonal to the extent that activity in the outside repair and remodeling business and in new construction declines in certain areas of the country during the winter months. Accordingly, the results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                                BIRD CORPORATION

                           PART II - OTHER INFORMATION



Item  2.     Changes in Securities


         The Company is in arrears in the payment of dividends on its Preference Shares. The Company's Articles of Organization provide that in the event that full cumulative dividends on the Preference Shares have not been declared and paid, the Company may not declare or pay any dividends or make any distributions on, or make payment on the Common Shares until full cumulative dividends on the Preference Shares are declared and paid or set aside for payment.



Item 3.     Defaults Upon Senior Securities


         (b) Dividends are in arrears on the Preference Shares in the aggregate amount of $1,506,000 for the four quarterly periods ended February 15, 1995, $377,000 for the quarterly period ended May 15, 1996, and $377,000 for the quarterly period ended February 15, 1998. Pursuant to the Merger Agreement, the Company will not pay or set aside for payment any accumulated dividends on the Common Shares or the Preference Shares.



Item 6.     Exhibits and Reports on Form 8-K


         (a) Exhibit 2 - Agreement and Plan of Merger by and among CertainTeed Corporation, BI Expansion II Corp. and Bird Corporation, dated as of January 12, 1998 (Filed as Exhibit
                  (c)(1) of the Company's Solicitation/Recommendation Statement on Schedule 14D-9, dated January 16, 1998 and incorporated herein by reference.)

                  Exhibit 11 - Statement Regarding computation of per share earnings

         (b) The Company filed two reports on Form 8-K during the quarterly period ended March 15, 1998. The first Form 8-K, filed as of January 30, 1998, detailed the execution of the Merger Agreement with CertainTeed and Acquisition Sub on January 12, 1998. The second Form 8-K filed as of March 3, 1998, detailed the change in control of the Company as a result of completion of the Tender Offer.

                                BIRD CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 15, 1998




/s/ Richard C. Maloof
-------------------------------------
Richard C. Maloof
President and Chief Operating Officer




/s/ Donald L. Sloper, Jr.
------------------------------------
Donald L. Sloper, Jr.
Treasurer and Controller (Principal
Accounting Officer)

                                BIRD CORPORATION

                                  EXHIBIT INDEX



                                                                      Sequential
Exhibit No.                                                            Page No.



  11            Statement regarding computation of per share earnings