Form 10-K/A
period 1997-12-31
BIRD CORP
filed 1998-06-30
CIK 12245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

                                SECOND AMENDMENT

(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended DECEMBER 31, 1997
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
___   SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________________ to ___________________
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

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
   Title Of each class                        On which registered none
   -------------------                        ------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:

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


                                          BIRD CORPORATION (REGISTRANT)




June 30, 1998                             /s/ Frank S. Anthony
                                          -----------------------------
                                              FRANK S. ANTHONY
                                               VICE PRESIDENT